Form 10QSB
period 1998-06-30
SHOWPOWER INC
filed 1998-08-14
CIK 828360

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to __________
         Commission file number 001-14215


                                 SHOWPOWER, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                          95-4678707
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

           18128 S. Santa Fe Avenue, Ranch Dominguez, California 90221
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 604-9676
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,421,842 shares of common stock as of July 31, 1998


         Transitional Small Business Disclosure Format        Yes [ ] No [x]

================================================================================

                          Part I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                        SHOWPOWER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months                           Six Months
                                                                      Ended June 30,                        Ended June 30,
                                                               ------------------------------        ------------------------------
                                                                   1998              1997               1998                1997
                                                               -----------        -----------        -----------        -----------

REVENUE                                                        $ 5,583,372        $ 4,234,989        $ 9,856,430        $ 6,695,664
COST OF SALES                                                    3,251,817          2,246,461          5,704,272          3,665,803
                                                               -----------        -----------        -----------        -----------
GROSS PROFIT                                                     2,331,555          1,988,528          4,152,158          3,029,861

OPERATING EXPENSES
    Selling, general and administrative                          1,896,541          1,535,808          3,462,910          2,539,634
    Depreciation and amortization                                   60,078             54,005            120,639            111,228
    Stock compensation                                              35,579             35,579             71,158             35,579
                                                               -----------        -----------        -----------        -----------
        Total operating expenses                                 1,992,198          1,625,392          3,654,707          2,686,441

INCOME FROM OPERATIONS                                             339,357            363,136            497,451            343,420
                                                               -----------        -----------        -----------        -----------

Interest and other expense, net                                   (133,746)           (48,206)          (248,267)           (85,594)
                                                               -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                                         205,611            314,930            249,184            257,826

Income tax provision
     (benefit)                                                     111,672              9,978             69,864             (7,874)
                                                               -----------        -----------        -----------        -----------
INCOME BEFORE
     DEFERRED TAX ADJUSTMENT                                        93,939            304,952            179,320            265,700
                                                               -----------        -----------        -----------        -----------

Deferred taxes from
     S Corporation conversion                                      783,906                 --            783,906                 --
                                                               -----------        -----------        -----------        -----------

NET INCOME (LOSS)                                              $  (689,967)       $   304,952        $  (604,586)       $   265,700
                                                               ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER SHARE:
    Basic                                                      $     (0.33)       $      0.16        $     (0.30)       $      0.17
    Diluted                                                    $     (0.33)       $      0.15        $     (0.30)       $      0.17

PRO FORMA AMOUNTS:
    Income before income
        income taxes, as reported                              $   205,611        $   314,930        $   249,184        $   257,826
    Pro forma income tax provision                                  57,325            125,257            120,228            109,861
                                                               -----------        -----------        -----------        -----------
    Pro forma net income                                       $   148,285        $   189,673        $   128,955        $   147,965
                                                               ===========        ===========        ===========        ===========

PRO FORMA NET INCOME PER SHARE:
    Basic                                                      $      0.07        $      0.10        $      0.06        $      0.10
    Diluted                                                    $      0.07        $      0.09        $      0.06        $      0.09

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                        2,113,074          1,913,080          2,013,074          1,536,080
    Diluted                                                      2,113,074          2,009,234          2,013,074          1,584,157
    Pro forma - Diluted                                          2,237,770          2,009,234          2,126,930          1,584,157


          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     June 30,          December 31,
                                                                                                       1998                1997
                                                                                                   ------------        ------------
                                                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                     $  7,733,049        $    485,788
     Accounts receivable, net                                                                         1,975,898           1,445,671
     Prepaid expenses and other current assets                                                          511,304             409,499
                                                                                                   ------------        ------------
                                                                                                     10,220,251           2,340,958

PROPERTY AND EQUIPMENT                                                                               15,829,884          12,056,711
     less: accumulated depreciation                                                                  (4,713,401)         (4,026,299)
                                                                                                   ------------        ------------
                                                                                                     11,116,483           8,030,412

OTHER ASSETS, NET                                                                                     1,583,648           1,353,288
                                                                                                   ------------        -------------
                                                                                                   $ 22,920,382        $ 11,724,658
                                                                                                   ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                         $  2,444,584        $  2,161,620
     Customer deposits                                                                                1,192,396             578,429
     Current portion of notes payable and capital leases                                                675,344             862,578
     Income taxes                                                                                       127,472             226,286
     Bank line of credit                                                                                121,376             119,495
                                                                                                   ------------        ------------
                                                                                                      4,561,172           3,948,408
LONG TERM LIABILITIES:
     Long term portion of notes payable and capital leases                                            1,892,050           2,249,529
     Deferred income taxes                                                                            1,023,286             220,349
                                                                                                   ------------        ------------
                                                                                                      2,915,336           2,469,878
STOCKHOLDERS' EQUITY:
     Common stock                                                                                        32,418              20,418
     Additional paid-in capital                                                                      17,811,184           6,658,073
     Notes receivable from stockholders                                                                (497,023)           (478,944)
     Cumulative foregn currency translation adjustment                                                   11,816              16,762
     Accumulated deficit                                                                             (1,914,521)           (909,937)
                                                                                                   ------------        ------------
                                                                                                     15,443,874           5,306,372
                                                                                                   ------------        -------------
                                                                                                   $ 22,920,382        $ 11,724,658
                                                                                                   ============        ============

          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Six Months
                                                                                                           Ended June 30,
                                                                                                   ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                  1998                 1997
                                                                                                   ------------        ------------

     Net income (loss)                                                                             $   (604,586)       $    265,700

     Adjustments to reconcile net income (loss) to cash provided by operating activities:

         Depreciation and amortization                                                                  786,402             516,432
         Stock compensation expense                                                                      71,158              35,579
         Gain on settlement                                                                                  --            (162,800)
         Loss on disposal                                                                                23,790                  --
         Deferred income taxes                                                                          802,937               4,912

         Changes in operating assets and liabilities:
             Accounts receivable                                                                       (530,227)           (276,183)
             Prepaid expenses and other current assets                                                 (101,805)           (110,360)
             Other assets                                                                              (237,279)             29,702
             Accounts payable and accrued expenses                                                     (101,361)             54,126
             Customer deposits                                                                          613,967             438,889
             Income taxes                                                                               (98,814)            (13,282)
                                                                                                   ------------        ------------
                  Net cash provided by operating activities                                             624,182             782,715

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquired businesses, net of cash acquired                                                         (100,000)         (2,105,361)
     Purchases of property and equipment                                                               (877,455)           (673,588)
     Other                                                                                                   --               8,832
                                                                                                   ------------        ------------
                  Net cash used in investing activities                                                (977,455)         (2,770,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net of expenses paid                                    11,455,253           2,042,730
     Proceeds from issuance of long term debt                                                           338,400             674,726
     Borrowings under bank lines of credit                                                                1,881              53,883
     Principal payments on long term debt and capital leases                                         (3,795,002)           (188,625)
     Distributions to stockholders                                                                     (399,998)           (249,987)
                                                                                                   ------------        ------------
                  Net cash provided by financing activities                                           7,600,534           2,332,727

NET INCREASE IN CASH AND EQUIVALENTS                                                                  7,247,261             345,325

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                               485,788             186,380
                                                                                                   ------------        ------------
CASH AND EQUIVALENTS, END OF PERIOD                                                                $  7,733,049        $    531,705
                                                                                                   ============        ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of business through issuance of debt                                                   $    140,344        $         --
Purchase of property and equipment through
      issuance of notes payable                                                                    $  2,771,545        $         --
Repayment of stockholder notes through issuance
     of long term debt                                                                             $         --        $  1,326,524

          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 1998

Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Showpower, Inc. and its consolidated subsidiaries (collectively, the "Company"). The Company provides temporary power generation and temperature control rental equipment and support services on a worldwide basis for entertainment, corporate and special events.

         The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements. For this reason, the accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto filed as part of the Company's Registration Statement on Form SB-2 (File No. 333-50595).

         The results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

         The Company completed its initial public offering (the "Offering") of 1,200,000 shares of Common Stock for $11.00 per share on June 16, 1998. The Company received net proceeds of $11,081,952, after deduction of underwriting discounts, commissions and Offering-related expenses. At June 30, 1998, $373,301 of accrued expenses of the Offering had not yet been paid. On July 2, 1998 the Company sold an additional 180,000 shares of Common Stock at $11.00 to the underwriters of the Offering pursuant to the exercise of their over-allotment option. The Company received additional net proceeds of $1,782,700.

S Corporation Conversion

         The Offering resulted in termination of the Company's S Corporation status. As a result, after June 16, 1998, the Company began paying income taxes at the corporate level. The pro forma income tax provision in the consolidated statements of operations is based upon an assumed 40% federal and state income tax rate for the Company's U.S. operations.

Deferred Income Taxes

         In connection with the conversion of the Company's S Corporation status to C Corporation status, the Company is required by FASB No. 109 to record deferred tax liabilities and deferred tax assets. Such change in tax status resulted in a net charge to earnings of $783,906 in the second quarter of 1998, when the conversion to C Corporation status took place. This one-time charge is a result of differences in the accounting and tax treatment of certain of the Company's assets and liabilities and is reflected as an increase in deferred income tax liabilities.

Stockholder Distribution

         A distribution in the amount of $400,000 was declared by the Board of Directors, effective June 16, 1998 and paid to the Company's S Corporation stockholders on June 30, 1998. At such time in 1999 that the Company finally determines the 1998 S Corporation earnings taxable to S Corporation stockholders, the Company will distribute an additional amount, if necessary, such that total distributions to S Corporation stockholders will aggregate approximately 48% of 1998 earnings taxable to S Corporation stockholders.

1998 Stock Option Plan

         In May, 1998, the Company granted non-qualified stock options to employees under the 1998 Stock Option Plan for an aggregate of 479,563 shares of common stock. Each of such options is exercisable at $11.00 per share and has a term of 10 years. The options vest in three equal annual installments commencing June 19, 1998.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere herein. Certain statements made in this report relating to trends in the Company's operations or financial results, as well as other statements, including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which would cause actual results to be materially different from those contemplated by the forward-looking statements, including the following risks and uncertainties: the unpredictable nature of the Company's business; the Company's dependence on entertainment and related industries; the risks of the Company's growth strategy through acquisitions and opening new branch offices in the U.S. and elsewhere; the Company's dependence on suppliers of power generation equipment; the Company's dependence on key management personnel; risks of foreign operations; and risks of competition.

         The Company provides temporary power generation and temperature control rental equipment and support services on a worldwide basis for entertainment, corporate and special events. The Company's customers include corporations, event producers, television networks, motion picture studios, facility operators and performers that need electric power and/or temperature control services to support events at locations where these services are inadequate or unavailable. In addition to rental equipment, the Company provides fully integrated, value-added services, including planning, technical advice, customized installations, on-site operations and support personnel. The Company's power equipment consists of transportable, diesel-powered electricity generators contained in acoustic enclosures and related power distribution equipment. Temperature control equipment consists of transportable, electrically-driven HVAC units.

         The Company experiences quarterly, seasonal and annual variations in revenue and net income (which can be material) as a result of several factors, including the timing and scale of concert tours, broadcast events and special events, delays in or cancellations of customers' tours and events, the presence or absence of triennial, quadrennial and large-scale special events, as well as changes in the Company's revenue mix and related profitability among its various rental services offered. Accordingly, operating results in any quarter should not be considered indicative of results for the year or any future periods. Most of the events serviced by the Company are held outdoors in the northern hemisphere and typically occur during the second and third quarters of the year.

         More than 85% of Showpower's revenue in 1997 was denominated in U.S. dollars. The balance of the Company's revenue was primarily denominated in British pounds sterling, as a result of the Company's acquisition of its United Kingdom subsidiary, Templine Ltd. ("Templine") in March, 1997. The Company anticipates that foreign currency denominated revenue will become a more significant part of the Company's total revenue as it opens additional branch offices outside of the United States.

         Fluctuations in currency exchange rates result in fluctuations in reported results of operations and financial position of the Company for business conducted in currencies other than the U.S. dollar. For transactions denominated in currencies other than the U.S. dollar, the Company's results of operations are converted at average rates of exchange during the reporting period and balance sheet amounts are translated at exchange rates at the balance sheet date.


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         REVENUE. Revenue increased to $5,583,372 for the second quarter of 1998 from $4,234,989 for the same period in 1997, an increase of $1,348,383, or 32%, due primarily to services provided in connection with the 1998 World Cup in France ("World Cup"), which continued through mid-July 1998. Revenue related to the World Cup games and other special events revenue accounted for increased revenue of approximately $2,025,000, offset by a decrease in revenue from concert touring of approximately $969,000 in the second quarter of 1998 over the corresponding period in 1997. The decrease in concert touring revenue resulted primarily from second quarter 1997 tours with U2, KISS and Michael Jackson that had come to an end by the second quarter of 1998. Services for a special touring event, which began in the fourth quarter of 1997, resulted in revenue of $597,000 in the second quarter of 1998 and is expected to result in revenue continuing into, and concluding in, the third quarter of 1998.

         COST OF SALES. Cost of sales increased to $3,251,821 for the second quarter of 1998 from $2,246,461 for the same period in 1997, an increase of $1,005,360, or 45%. Cost of sales as a percentage of revenue was 58% of revenue in the second quarter of 1998 and 53% of revenue in the second quarter of 1997. The increase in cost of sales as a percentage of revenue was due primarily to personnel, travel and subsistence costs related to the World Cup in the second quarter of 1998. Personnel and travel costs increased to $1,750,742 (31% of revenue)in the second quarter of 1998 from $1,007,715 (24% of revenue) for the same period in 1997. The increase in personnel and travel costs of $743,027 accounted for 74% of the increase in cost of sales. As a result of 1998 capital expenditures to purchase power generation and temperature control equipment, short-term equipment rental costs decreased to $540,636 (10% of revenue) in the second quarter of 1998 from $592,903 (14% of revenue) for the same period in 1997, offsetting increases in personnel and travel costs. In addition, certain start-up costs related to the Company's Brazilian operations of approximately $84,000, or nearly 2% of sales, are included in the second quarter of 1998 cost of sales.

         GROSS PROFIT. Gross profit increased to $2,331,551 for the second quarter of 1998 from $1,988,528 for the same period in 1997, an increase of $343,023, or 17%. Gross profit as a percentage of revenue was 42% of revenue in the second quarter of 1998 and 47% of revenue in the second quarter of 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense increased to $1,896,541 for the second quarter of 1998 from $1,535,808 for the same period in 1997, an increase of $360,733, or 23%. The increase was due primarily to an increase in employees required to support the growth in operations and newly opened branch offices in Fort Lauderdale and Rio de Janeiro in 1998.

         STOCK COMPENSATION EXPENSE. In March 1997, the Company made restricted stock awards of an aggregate of 128,767 shares of common stock to certain executive officers of the Company. The shares of common stock are restricted and subject to forfeiture upon termination of employment. Stock compensation expense is being recognized over the three year vesting period based on the value of the shares at the date of grant.

         INCOME FROM OPERATIONS. As a result of the above factors, operating income decreased to $339,352 for the second quarter of 1998 from $363,136 for the same period in 1997, a decrease of $23,784.

         INTEREST AND OTHER EXPENSE, NET. Net interest and other expense increased to $133,746 for the second quarter of 1998 from $48,206 for the same period in 1997, an increase of $85,540, due primarily to increased borrowing in 1998 to finance capital expenditures. Through June 30, 1998, the Company has applied approximately $4,049,000 of the net Offering proceeds to repayment of indebtedness.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to $111,670 for the second quarter of 1998 from $9,978 for the same period in 1997. The provision for income taxes consists of a provision for United Kingdom corporation tax on the income of Templine and a provision for U.S. federal and state income tax since the date of the Offering. The Company paid no income taxes on its U.S. operations prior to becoming a C Corporation in June 1998.

         INCOME BEFORE DEFERRED TAX ADJUSTMENT. Due to the above factors, the Company had net income before deferred tax adjustment for the second quarter of 1998 of $93,936 as compared to $304,952 for the same period in 1997, a decrease of $211,016.

         DEFERRED TAXES FROM S-CORPORATION CONVERSION. In connection with the Offering, the Company incurred a one-time non-cash charge to earnings of $783,906 to record the deferred tax liability arising from the Company's conversion from S Corporation to taxable C Corporation status.

         NET INCOME(LOSS). Net loss for the second quarter of 1998 was $689,970 as compared to net income of $304,952 for the same period in 1997, a decrease in net earnings of $994,922, due primarily to tax charges arising from the Company's conversion to C Corporation status. On a pro forma basis, net income for the second quarter of 1998 and 1997 was $148,281 and $189,673, respectively, a decrease of $39,392. Pro forma net income reflects provisions for federal and state income taxes as if the Company's U.S. operations had been subject to federal and state income taxation as a C Corporation at an assumed 40% combined federal and state income tax rate during the periods presented.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         REVENUE. Revenue increased to $9,856,430 for the first six months of 1998 from $6,695,664 for the same period in 1997, an increase of $3,160,766, or 47%. The increase was due primarily to increases in special events, including the World Cup, the Winter Olympics in Nagano, Japan and a full six months of operations in 1998 from Templine, acquired in March, 1997. The first six months of 1998 included a special touring event which accounted for approximately 37% of the increase.

         COST OF SALES. Cost of sales increased to $5,704,276 for the first six months of 1998 from $3,665,803 for the same period in 1997, an increase of $2,038,473, or 56%, as a result of increased sales. Cost of sales as a percentage of revenue was 58% in the first six months of 1998 and 55% in the first six months of 1997. The increase in cost of sales as a percentage of revenue was due primarily to personnel, travel and subsistence costs related to the World Cup in the second quarter of 1998. Personnel and travel costs increased to $2,350,262 (24% of revenue) in the first six months of 1998 from $1,338,025 (20% of revenue) for the same period in 1997. The increase in personnel, travel and subsistence costs of $1,012,237 accounted for 50% of the increase. In addition, certain start-up costs related to the Company's Brazilian operations of approximately $147,000 are included in the first six months of 1998 cost of sales.

         GROSS PROFIT. Gross profit increased to $4,152,154 for the first six months of 1998 from $3,029,861 for the same period in 1997, an increase of $1,122,293, or 37%. Gross profit as a percentage of revenue was 42% in the first six months of 1998 and 45% in the first six months of 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $3,462,910 for the first six months of 1998 from $2,539,634 for the same period in 1997, an increase of $923,276, or 36%. The increase resulted primarily from an increase in employees required to support the growth in operations, a full six months operations in 1998 from Templine and newly opened branch locations in 1998. Selling, general and administrative expenses decreased to 35% of revenue for the first six months of 1998 from 38% of revenue for the corresponding period in 1997, principally as a result of increased revenue.

         STOCK COMPENSATION EXPENSE. During 1997, the Company made restricted stock awards of an aggregate of 128,767 shares of Common Stock to certain executive officers of the Company. The shares of Common Stock are restricted and subject to forfeiture upon termination of employment. Stock compensation expense resulting from the restricted stock awards made in March 1997 was first recognized in the second quarter of 1997, resulting in the increase of $35,579 in the first six months of 1998.

         INCOME FROM OPERATIONS. As a result of the foregoing, operating income increased to $497,446 in the first six months of 1998 from $343,420 for the same period in 1997, an increase of $154,026, or 45%.

         INTEREST AND OTHER EXPENSE, NET. Net interest and other expense increased to $248,267 for the first six months of 1998 from $85,594 for the same period in 1997, an increase of $162,673, due primarily to increased borrowings in 1998. Through June 30, 1998, the Company has applied approximately $4,049,000 of the net proceeds of the Offering to repayment of indebtedness.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to $69,862 for the first six months of 1998 from a tax benefit of $7,874 for the same period in 1997. The provision for income taxes consists of a provision for United Kingdom corporation tax on the income of Templine and a provision for U.S. federal and state income tax since the date of the Offering. The Company paid no income taxes on its U.S. operations prior to becoming a C Corporation in June 1998.

         INCOME BEFORE DEFERRED TAX ADJUSTMENT. Due to the above factors, the Company had net income before deferred tax adjustment for the first six months of 1998 of $179,317 as compared to $265,700 for the same period in 1997, a decrease of $86,383.

         DEFERRED TAXES FROM S-CORPORATION CONVERSION. In connection with the Offering, the Company incurred a one-time non-cash charge to earnings of $783,906 to record the deferred tax liability arising from the Company's conversion from S Corporation to taxable C Corporation status.

         NET INCOME(LOSS). Net loss for the first six months of 1998 was $604,589 as compared to net income of $265,700 for the same period in 1997, a decrease in net earnings of $870,289, due primarily to tax charges arising from the Company's conversion to C Corporation status. On a pro forma basis, net income for the first six months of 1998 and 1997 was $128,951 and $147,965, respectively. Pro forma net income reflects provisions for federal and state income taxes as if the Company's U.S. operations had been subject to federal and state income taxation as a C Corporation at an assumed 40% combined federal and state income tax rate during the periods presented.

Liquidity and Capital Resources

         Following the application of the net proceeds from the Offering, working capital increased to $5,659,079 at June 30, 1998 from a working capital deficit of $1,607,450 at December 31, 1997, an increase of $7,266,529. Such increase is expected to reduce dependence on borrowings in the near-term to meet working capital and capital expenditure requirements.

         The Company currently has two asset-based financing commitments totaling $6,500,000. Borrowings under a commitment with Caterpillar Financial Services Corporation ("CAT Financial") of $3,199,001 were repaid with proceeds of the Offering, resulting in availability of $3,500,000 at June 30, 1998. The other financing commitment with Charter Financial, Inc. ("Charter") bears interest at a rate determined by the lender at the funding date, with monthly principal and interest payments payable over a four-year term, with 20% of the principal amount due in 2002, the end of the term. Prepayment prior to maturity may be made at an amount equal to the sum of future principal and interest payments, discounted at an annual rate of 6%. At June 30, 1998, the Company had outstanding borrowings under this commitment aggregating $2,687,000 and there was additional availability of approximately $313,000. The borrowings are secured by power generation and temperature control equipment.

         The Company has a $2,000,000 line of credit facility from a bank (the "Facility"). Under the Facility, funds in excess of $750,000 are available subject to an accounts receivable borrowing base formula. Interest is payable monthly at the lender's prime rate (8.5% at June 30, 1998) plus .75%, or, at the Company's option, the London Interbank Offered Rate (LIBOR), plus 2.75%. The term of the Facility is through May 1, 1999. The Facility includes customary negative covenants such as restriction on the Company's ability to incur debt, make acquisitions, pay dividends, make investments or sell assets. Also, the Facility includes financial covenants regarding the Company's tangible net worth, ratio of cash and accounts receivable to current liabilities, ratio of liabilities to tangible net worth and cash flow to fixed charges ratio. The Company's U.K. subsidiary, Templine, also has a line of credit with a bank in the amount of 85,000 British pounds sterling at June 30, 1998, bearing interest based on the bank's reference rate with a term through December 1, 1999. At June 30, 1998, borrowings under the two bank lines of credit totaled approximately $121,000. The Company repaid bank borrowings of $850,000 with a portion of the net proceeds of the Offering.

         Capital expenditures (including assets acquired through capital lease and note payable financing) were $3,649,000 and $673,588 for the six months ended June 30, 1998 and 1997, respectively, consisting primarily of power generation, distribution and temperature control equipment.

         The Company intends to use approximately $7,000,000 of the net proceeds of the Offering and exercise of the over-allotment option to acquire or construct power generation and temperature control equipment. The Company intends to finance the opening of new branch offices and possible future acquisitions with internally generated funds, future issuance of Common Stock or preferred stock, and additional borrowings, if available.

         Cash provided by operating activities for the first six months of 1998 and 1997 totaled $624,182 and $782,715, respectively. The decrease of $158,533, resulted primarily from the use of Offering proceeds to improve the Company's working capital position and to prepay certain costs in order to obtain pricing advantage.

         Cash used in investing activities for the first six months of 1998 and 1997 totaled $977,455 and $2,770,117, respectively. The decrease of $1,792,662 resulted primarily from the acquisition of Templine in 1997.

         Cash provided by financing activities for the first six months of 1998 and 1997 totaled $7,600,534 and $2,332,727, respectively. The Company completed the Offering of 1,200,000 shares of Common Stock for $11.00 per share on June 16, 1998. The net proceeds of the Offering totaled $11,455,253, after deduction of underwriting discounts, commissions and offering-related expenses paid through June 30, 1998. As of June 30, 1998, the Company repaid indebtedness to CAT Financial of $3,199,001 and bank borrowings of $850,000 with a portion of the proceeds of the Offering. On July 2, 1998 the Company sold 180,000 additional shares of Common Stock at $11.00 to the underwriters of the Offering pursuant to the exercise of their over-allotment option. The Company received additional net proceeds of $1,782,700. In 1997, the Company issued 754,000 shares of Common Stock for cash of $2,042,730.

         The Company believes that cash flows from operations, the net proceeds of the Offering and available credit facilities are sufficient to meet operating needs and capital spending requirements and reasonably foreseeable expansion for at least the next 12 months.

                            PART II OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

         The Company is involved from time to time in various routine legal proceedings incidental to its business. The Company is not engaged in any legal proceeding that is expected to have an adverse effect on the results of operations or financial position of the Company.


Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

In the Offering, the Company sold 1,200,000 shares its Common Stock, $.01 par value on June 16, 1998, pursuant to a Registration Statement on Form SB-2 (Commission File No. 333-50595; which has been declared effective June 16,
1998). The Offering was made through a syndicate of underwriters, the representative of which was Prime Charter Ltd. The shares were offered and sold by the underwriters at an initial public offering price of $11.00 per share, resulting in aggregate gross offering proceeds of $13,200,000. On July 2, 1998 the Company sold 180,000 additional shares of Common Stock at $11.00 to the underwriters of the Offering pursuant to the exercise of their over-allotment option. The Company incurred offering expenses in connection with the Offering as follows:

Underwriting discounts and commissions                        $  924,000
Expenses paid to or for underwriters                             580,764
Other expenses                                                   653,284
                                                              ----------
Total expenses                                                $2,118,048
                                                              ==========

Through June 30, 1998, the Company has applied approximately $4,049,000 of the $11,081,952 in net offering proceeds to repayment of indebtedness. The Company intends to use approximately $7,000,000 of the net proceeds of the Offering and exercise of the over-allotment option to acquire or construct power generation and temperature control equipment.

Neither the above application of the net offering proceeds nor expenses of the Offering (except for reimbursement of travel-related expenses) were paid either directly or indirectly to directors, officers of the Company or its associates, or to persons owning more than 10% of any class of equity security of the Company or to any affiliates of the Company.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

Item 5.           OTHER INFORMATION

         Not applicable.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

                           11    Statement re: Computation of Per Share Earnings
                           27    Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SHOWPOWER, INC.

Date August 14, 1998                   /s/ John J. Campion
                                       ----------------------------------------
                                       John J. Campion, Chief Executive Officer


Date August 14, 1998                   /s/ Michael W. Crabbe
                                       ----------------------------------------
                                       Michael W. Crabbe, Vice President -
                                       Chief Financial Officer