Form 10QSB
period 1998-09-30
SHOWPOWER INC
filed 1998-11-12
CIK 828360

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the transition period from ___________ to __________
    Commission file number 001-14215


                                 SHOWPOWER, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                             95-4678707
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

          18420 S. Santa Fe Avenue, Rancho Dominguez, California 90221
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 604-9676
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,421,842 shares of common stock as of October 31, 1998


         Transitional Small Business Disclosure Format        Yes [ ] No [x]
================================================================================

                          Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                        SHOWPOWER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months                     Nine Months
                                                        Ended September 30,            Ended September 30,
                                                     -------------------------     ---------------------------
                                                        1998           1997            1998             1997
                                                     ----------     ----------     -----------     -----------
REVENUE                                              $6,723,495     $5,727,436     $16,579,925     $12,423,100
COST OF SALES                                         3,731,982      3,075,785       9,436,254       6,741,588
                                                     ----------     ----------     -----------     -----------
GROSS PROFIT                                          2,991,513      2,651,651       7,143,671       5,681,512
OPERATING EXPENSES
    Selling, general and administrative               1,693,510      1,692,566       5,156,420       4,232,200
    Depreciation and amortization                        55,307         52,234         175,946         163,462
    Stock compensation                                   35,579         35,579         106,737          71,158
                                                     ----------     ----------     -----------     -----------
        Total operating expenses                      1,784,396      1,780,379       5,439,103       4,466,820

INCOME FROM OPERATIONS                                1,207,117        871,272       1,704,568       1,214,692

    Interest income and (expense), net                   37,726        (37,838)       (210,541)       (123,432)
                                                     ----------     ----------     -----------     -----------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST      1,244,843        833,434       1,494,027       1,091,260

    Income tax provision                                500,295         30,262         570,159          22,388
    Minority interest                                    21,710              -          21,710               -
                                                     ----------     ----------     -----------     -----------

INCOME BEFORE DEFERRED TAX ADJUSTMENT                   722,838        803,172         902,158       1,068,872

Deferred taxes from S Corporation conversion                  -              -         783,906               -
                                                     ----------     ----------     -----------     -----------

NET INCOME                                           $  722,838     $  803,172     $   118,252     $ 1,068,872
                                                     ==========     ==========     ===========     ===========

NET INCOME PER SHARE:
    Basic                                            $     0.22     $     0.42     $      0.05     $      0.64
    Diluted                                          $     0.21     $     0.40     $      0.05     $      0.62

PRO FORMA AMOUNTS:
    Income before income taxes and minority
        interest, as reported                                       $  833,434     $1,494,027      $ 1,091,260
    Pro forma income tax provision                                     327,699        620,525          437,560
    Minority interest                                                        -         21,710                -
                                                                    ----------     -----------     -----------
    Pro forma net income                                            $  505,735     $  851,792      $   653,700
                                                                    ==========     ===========     ===========

PRO FORMA NET INCOME PER SHARE:
    Basic                                                           $     0.26     $      0.35     $      0.39
    Diluted                                                         $     0.25     $      0.33     $      0.38

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                             3,293,074      1,913,080       2,439,074       1,661,747
    Diluted                                           3,443,246      2,009,503       2,561,732       1,726,029


          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,    December 31,
                                                                                    1998             1997
                                                                                -------------    ------------
                                                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $ 5,551,511     $   485,788
     Accounts receivable, net                                                       2,789,187       1,445,671
     Prepaid expenses and other current assets                                        290,418         409,499
                                                                                  -----------     -----------
                                                                                    8,631,116       2,340,958

PROPERTY AND EQUIPMENT                                                             18,947,099      12,056,711
     less: accumulated depreciation                                                (5,167,037)     (4,026,299)
                                                                                  -----------     -----------
                                                                                   13,780,062       8,030,412

OTHER ASSETS, NET                                                                   1,590,432       1,353,288
                                                                                  -----------     -----------
                                                                                  $24,001,610     $11,724,658
                                                                                  ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                        $ 2,034,422     $ 2,161,620
     Customer deposits                                                                 46,120         578,429
     Current portion of notes payable and capital leases                              751,878         862,578
     Income taxes                                                                     341,567         226,286
     Bank line of credit                                                                    -         119,495
                                                                                  -----------     -----------
                                                                                    3,173,987       3,948,408
LONG TERM LIABILITIES:
     Long term portion of notes payable and capital leases                          1,757,443       2,249,529
     Deferred income taxes                                                          1,029,290         220,349
     Other                                                                             39,602               -
                                                                                  -----------     -----------
                                                                                    2,826,335       2,469,878

MINORITY INTEREST                                                                      60,710               -

STOCKHOLDERS' EQUITY:
     Common stock                                                                      34,218          20,418
     Additional paid-in capital                                                    19,609,898       6,658,073
     Notes receivable from stockholders                                              (504,829)       (478,944)
     Cumulative foreign currency translation adjustment                                (7,026)         16,762
     Accumulated deficit                                                           (1,191,683)       (909,937)
                                                                                  -----------     -----------
                                                                                   17,940,578       5,306,372
                                                                                  -----------     -----------
                                                                                  $24,001,610     $11,724,658
                                                                                  ===========    ============



          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months
                                                                                         Ended September 30,
                                                                                 -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                1998                    1997
                                                                                 -----------             -----------
     Net income                                                                  $   118,252             $ 1,068,872

     Adjustments to reconcile net income to
         cash provided by operating activities:

         Depreciation and amortization                                             1,247,146                 794,072
         Stock compensation expense                                                  106,737                  71,158
         Gain on settlement                                                                -                (162,800)
         Loss on disposal                                                             23,790                       -
         Deferred income taxes                                                       808,941                   6,027

         Changes in operating assets and liabilities:
             Accounts receivable                                                  (1,343,516)               (225,244)
             Prepaid expenses and other current assets                               119,081                 (82,777)
             Other assets                                                           (233,359)                 36,756
             Accounts payable and accrued expenses                                   (76,559)                311,084
             Customer deposits                                                      (532,309)                178,537
             Income taxes                                                            115,281                  12,975
                                                                                 -----------             -----------
                  Net cash provided by operating activities                          353,485               2,008,660

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquired businesses, net of cash acquired                                      (100,000)             (2,105,361)
     Purchases of property and equipment                                          (3,852,267)             (2,220,482)
     Other                                                                           (17,812)                (12,248)
                                                                                 -----------             -----------
                  Net cash used in investing activities                           (3,970,079)             (3,338,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net of expenses paid                 12,858,888               2,042,730
     Proceeds from issuance of long term debt                                        338,400                 684,218
     Repayment of bank credit lines                                                 (119,495)                      -
     Principal payments on long term debt and capital leases                      (3,995,478)               (288,564)
     Distributions to stockholders                                                  (399,998)               (500,000)
                                                                                 -----------             -----------
                  Net cash provided by financing activities                        8,682,317               1,938,384

NET INCREASE IN CASH AND EQUIVALENTS                                               5,065,723                 608,953

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            485,788                 186,380
                                                                                 -----------             -----------
CASH AND EQUIVALENTS, END OF PERIOD                                              $ 5,551,511             $   795,333
                                                                                 ===========             ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of business through issuance of debt                                 $   140,344             $         -
Purchase of property and equipment through
      issuance of notes payable and capital leases                               $ 2,913,948             $         -
Repayment of stockholder notes through issuance
     of long term debt                                                           $         -             $ 1,326,524

          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 1998

Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Showpower, Inc. and its consolidated subsidiaries (collectively, the "Company"). The Company provides temporary power generation and temperature control rental equipment and support services on a worldwide basis for entertainment, corporate and special events.

         The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, these financial statements include all adjustments (consisting of normal recurring charges) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements. For this reason, the accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto filed as part of the Company's Registration Statement on Form SB-2 (File No. 333-50595).

         The results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

         The Company completed its initial public offering (the "Offering") of 1,200,000 shares of Common Stock for $11.00 per share on June 16, 1998. The Company received net proceeds of $11,081,952, after deduction of underwriting discounts, commissions and Offering-related expenses. On July 2, 1998 the Company sold an additional 180,000 shares of Common Stock at $11.00 to the underwriters of the Offering pursuant to the exercise of their over-allotment option. The Company received additional net proceeds of $1,776,936.

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

Stockholder Distribution

         A distribution was declared by the Board of Directors, effective June 16, 1998 and $399,998 paid to the Company's S Corporation stockholders on June 30, 1998. At such time in 1999 that the Company finally determines the 1998 S Corporation earnings taxable to S Corporation stockholders, the Company will distribute an additional amount, if necessary, such that total distributions to S Corporation stockholders will aggregate approximately 48% of 1998 earnings taxable to S Corporation stockholders.

1998 Stock Option Plan

         In May, 1998, the Company granted non-qualified stock options to employees under the 1998 Stock Option Plan for an aggregate of 479,563 shares of common stock. Each of such options is exercisable at $11.00 per share and has a term of 10 years. The options vest in three equal annual installments commencing June 19, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         More than 85% of the Company's revenue in 1997 was denominated in U.S. dollars. The balance of the Company's revenue was primarily denominated in British pounds sterling, as a result of the Company's acquisition of its United Kingdom subsidiary, Templine Ltd. ("Templine") in March, 1997. The Company commenced recognizing results of operations in Brazil, denominated primarily in Brazilian reals, during 1998. The Company anticipates that foreign currency denominated revenue will become a more significant part of the Company's total revenue as it opens additional branch offices outside of the United States.

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

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         REVENUE. Revenue increased to $6,723,495 for the third quarter of 1998 from $5,727,436 for the same period in 1997, an increase of $996,059, or 17%. The increase was due primarily to an increase of $1,479,058 in revenues related to the Company's operations in the U.K., Brazil and the U.S. These increases were offset by a decrease in revenue from concert touring and large special events of approximately $483,000 in the third quarter of 1998 over the corresponding period in 1997. The decrease in concert touring revenue resulted primarily from third quarter 1997 tours with U2, KISS and Michael Jackson that had come to an end by the third quarter of 1998. Services for a concert tour and a special touring event, which began in the third and fourth quarters of 1997, respectively, concluded and resulted in revenue of approximately $912,000 in the third quarter of 1998.

         COST OF SALES. Cost of sales increased to $3,731,982 for the third quarter of 1998 from $3,075,785 for the same period in 1997, an increase of $656,197, or 21%. Cost of sales as a percentage of revenue was 56% of revenue in the third quarter of 1998 and 54% of revenue in the third quarter of 1997. Personnel and travel costs increased to $1,461,001 (22% of revenue) in the third quarter of 1998 from $949,865 (17% of revenue) for the same period in 1997. The increase in personnel and travel costs of $511,136, due primarily to increased sales and short-term labor requirements in the U.K., accounted for 78% of the increase in cost of sales. As a result of 1998 capital expenditures to purchase power generation and temperature control equipment, short-term equipment rental costs decreased $373,832 to $645,477 (10% of revenue) in the third quarter of

1998 from $1,019,309 (18% of revenue) for the same period in 1997. Power generation and temperature control equipment depreciation increased $180,027 to $405,433 (6% of revenue) in the third quarter of 1998 from $225,406 (4% of revenue) for the same period in 1997.

         GROSS PROFIT. Gross profit increased to $2,991,513 for the third quarter of 1998 from $2,651,651 for the same period in 1997, an increase of $339,862, or 13%. Gross profit as a percentage of revenue was 44% of revenue in the third quarter of 1998 and 46% of revenue in the third quarter of 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense of $1,693,510 for the third quarter of 1998 approximated the amount for same period in 1997. As a result of overall growth in operations and operations in Brazil which commenced in 1998, selling, general and administrative expense increased $214,899 in the third quarter of 1998 from the same period in 1997. The third quarter 1998 increase in selling, general and administrative expense was offset by a reduction in accrued incentive compensation expense, resulting primarily from planned changes in the Company's discretionary incentive compensation program and reduction of accrued expenses.

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

         INCOME FROM OPERATIONS. As a result of the above factors, operating income increased to $1,207,117 for the third quarter of 1998 from $871,272 for the same period in 1997, an increase of $335,845, or 39%.

         INTEREST INCOME AND (EXPENSE), NET. Net interest income increased to $37,726 for the third quarter of 1998 from net interest expense of $37,838 for the same period in 1997, an increase of $75,564, due primarily to interest earnings from proceeds of the Offering offset by interest expense. Through September 30, 1998, the Company has applied approximately $4,049,000 of the net Offering proceeds to repayment of indebtedness.

         INCOME BEFORE INCOME TAXES AND MINORITY INTEREST. As a result of the above factors, income before income taxes and minority interest increased to $1,244,843 for the third quarter of 1998 from $833,434 for the same period in 1997, an increase of $411,409, or 49%.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to $500,295 for the third quarter of 1998 from $30,262 for the same period in 1997, an increase of $470,033. The provision for income taxes consists of a provision for income taxes on earnings of foreign subsidiaries and a provision for U.S. federal and state income tax since the date of the Offering. The Company paid no income taxes on its U.S. operations prior to becoming a C Corporation in June 1998.

         MINORITY INTEREST. Minority interest represents the 10% minority shareholder interest in earnings of the Company's subsidiary, Showpower Brasil, SA.

         DEFERRED TAXES FROM S-CORPORATION CONVERSION. In connection with the Offering, the Company incurred a one-time non-cash charge to earnings of $783,906 in the second quarter of 1998 to record the net deferred income tax liability arising from the Company's conversion from S Corporation to taxable C Corporation status.

         NET INCOME. Net income for the third quarter of 1998 was $722,838 as compared to $803,172 for the same period in 1997, a decrease in net earnings of $80,334. Net income for the third quarter of 1998 increased from pro forma net income of $505,735 for the same period in 1997, an increase of $217,103, or 43%. Pro forma net income reflects provisions for federal and state income taxes as if the Company's U.S. operations had been subject to federal and state income taxation as a C Corporation at an assumed 40% combined federal and state income tax rate during the periods presented.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         REVENUE. Revenue increased to $16,579,925 for the first nine months of 1998 from $12,423,100 for the same period in 1997, an increase of $4,156,825, or 33%. The increase was due primarily to increases in special events, including the 1998 World Cup, the Winter Olympics in Nagano, Japan and a full nine months of operations in 1998 from Templine, acquired in March, 1997. Revenue from operations in the U.K. and Brazil accounted for approximately 34% and 13% of the increase, respectively. The first nine months of 1998 included a special touring event which accounted for approximately 37% of the increase.

         COST OF SALES. Cost of sales increased to $9,436,254 for the first nine months of 1998 from $6,741,588 for the same period in 1997, an increase of $2,694,666, or 40%, as a result of increased sales. Cost of sales as a percentage of revenue was 57% in the first nine months of 1998 and 54% in the first nine months of 1997. The increase in cost of sales as a percentage of revenue was due primarily to personnel, travel and subsistence costs related to the World Cup in the second quarter of 1998 and increased short-term labor costs in the U.K. in the third quarter of 1998. Personnel and travel costs increased to $3,811,263 (23% of revenue) in the first nine months of 1998 from $2,287,890 (18% of revenue) for the same period in 1997. The increase in personnel, travel and subsistence costs of $1,523,373 accounted for 57% of the increase.

As a result of 1998 capital expenditures to purchase power generation and temperature control equipment, short-term equipment rental costs decreased to 12% of revenue for the first nine months of 1998 from 15% of revenue for the same period in 1997.

         GROSS PROFIT. Gross profit increased to $7,143,671 for the first nine months of 1998 from $5,681,512 for the same period in 1997, an increase of $1,462,159, or 26%. Gross profit as a percentage of revenue was 43% in the first nine months of 1998 and 46% in the first nine months of 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $5,156,420 for the first nine months of 1998 from $4,232,200 for the same period in 1997, an increase of $924,220, or 22%. As a result of an increase in employees required to support the growth in operations, a full nine months operations in 1998 from Templine and newly opened branch locations in 1998, selling, general and administrative expenses increased $1,207,011. The 1998 increase in selling, general and administrative expense was offset by a reduction in accrued incentive compensation expense, resulting primarily from planned changes in the Company's discretionary incentive compensation program. Selling, general and administrative expenses decreased to 31% of revenue for the first nine months of 1998 from 34% of revenue for the corresponding period in 1997, principally as a result of increased revenue.

         STOCK COMPENSATION EXPENSE. During 1997, the Company made restricted stock awards of an aggregate of 128,767 shares of Common Stock to certain executive officers of the Company. The shares of Common Stock are restricted and subject to forfeiture upon termination of employment. Stock compensation expense resulting from the restricted stock awards made in March 1997 was first recognized in the second quarter of 1997, resulting in the increase of $35,579 in the first nine months of 1998 compared to the same period in 1997.

         INCOME FROM OPERATIONS. As a result of the foregoing, operating income increased to $1,704,568 in the first nine months of 1998 from $1,214,692 for the same period in 1997, an increase of $489,876, or 40%.

         INTEREST INCOME AND (EXPENSE), NET. Net interest expense increased to $210,541 for the first nine months of 1998 from $123,432 for the same period in 1997, an increase of $87,109, due primarily to increased borrowings in the first six months of 1998, offset by interest earnings from proceeds of the Offering. Through September 30, 1998, the Company has applied approximately $4,049,000 of the net proceeds of the Offering to repayment of indebtedness.

         INCOME BEFORE INCOME TAXES AND MINORITY INTEREST. As a result of the above factors, income before income taxes and minority interest increased to $1,494,027 for the third quarter of 1998 from $1,091,260 for the same period in 1997, an increase of $402,767, or 37%.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to $570,159 for the first nine months of 1998 from $22,388 for the same period in 1997. The provision for income taxes consists of a provision for income taxes on earnings of foreign subsidiaries and a provision for U.S. federal and state income tax since the date of the Offering. The Company paid no income taxes on its U.S. operations prior to becoming a C Corporation in June 1998.

         DEFERRED TAXES FROM S-CORPORATION CONVERSION. In connection with the Offering, the Company incurred a one-time non-cash charge to earnings of $783,906 in the second quarter of 1998 to record the net deferred income tax liability arising from the Company's conversion from S Corporation to taxable C Corporation status.

         NET INCOME. Net income for the first nine months of 1998 was $118,252 as compared to net income of $1,068,872 for the same period in 1997, a decrease of $950,620, due primarily to tax charges arising from the Company's conversion to C Corporation status. On a pro forma basis, net income for the first nine months of 1998 and 1997 was $851,792 and $653,700, respectively, an increase of $198,092, or 30%. Pro forma net income reflects provisions for federal and state income taxes as if the Company's U.S. operations had been subject to federal and state income taxation as a C Corporation at an assumed 40% combined federal and state income tax rate during the periods presented.

Liquidity and Capital Resources

         Following the application of the net proceeds from the Offering, working capital increased to $5,457,129 at September 30, 1998 from a working capital deficit of $1,607,450 at December 31, 1997, an increase of $7,064,579.

         The Company currently has two asset-based financing commitments totaling $6,500,000. All outstanding borrowings under a commitment with Caterpillar Financial Services Corporation ("CAT Financial") in the amount of $3,199,001 were repaid with proceeds of the Offering. The entire amount of the commitment of $3,500,000 was available at September 30, 1998. The other financing commitment with Charter Financial, Inc. ("Charter") bears interest at a rate determined by the lender at the funding date, with monthly principal and interest payments payable over a four-year term, with 20% of the principal amount due in 2002, the end of the term. Prepayment prior to maturity may be made at an amount equal to the sum of future principal and interest payments, discounted at an annual rate of 6%. At September 30, 1998, borrowings of $2,068,522 from Charter were outstanding and the Company had additional availability of approximately $313,000. The borrowings are secured by power generation and temperature control equipment.

         The Company has a $2,000,000 line of credit facility from a bank (the "Facility"). Under the Facility, availability of funds in excess of $750,000 is subject to an accounts receivable borrowing base formula and interest is payable monthly at the lender's prime rate (8.0% at June 30, 1998) plus .75%, or, at the Company's option, the London Interbank Offered Rate (LIBOR), plus 2.75%. The line of credit term is through May 1, 1999. The Company has a commitment for a $7,000,000 line of credit facility which will replace the Facility (the "New Facility"). Interest under the New Facility will be payable monthly at the lender's prime rate, or, at the Company's option, LIBOR plus 2.125%. The New Facility will have a two year term and contains an option to convert $3,000,000 of borrowings to four year term loans bearing interest at the lender's prime rate plus 0.25%, or, at the Company's option, LIBOR plus 2.25%. Both the New Facility and existing Facility include customary negative covenants such as restriction on the Company's ability to incur debt, make acquisitions, pay dividends, make investments or sell assets, as well as financial covenants regarding the Company's tangible net worth, ratio of cash and accounts receivable to current liabilities, ratio of liabilities to tangible net worth and cash flow to fixed charges ratio. The Company's U.K. subsidiary, Templine, also has a line of credit with a bank in the amount of 85,000 British pounds sterling bearing interest based on the bank's reference rate with a term through January 31, 1999. The Company repaid bank borrowings of $850,000 with a portion of the net proceeds of the Offering. At September 30, 1998, no amounts were outstanding under any of the above credit lines.

         Capital expenditures (including assets acquired through capital lease and note payable financing) were $6,766,215 and $1,220,482 for the nine months ended September 30, 1998 and 1997, respectively, consisting primarily of power generation, distribution and temperature control equipment.

         The Company intends to use a total of approximately $7,000,000 of the net proceeds of the Offering and exercise of the over-allotment option to acquire or construct power generation and temperature control equipment. Through September 30, 1998, the Company has applied approximately $3.0 million of the proceeds to equipment purchases or construction and at September 30, 1998 has commitments for approximately $2.5 million in additional equipment purchases. The Company intends to finance the opening of new branch offices and possible future acquisitions with internally generated funds, future issuance of Common Stock or preferred stock, and additional borrowings, if available.

         Cash provided by operating activities for the first nine months of 1998 and 1997 totaled $353,485 and $2,008,660, respectively. The decrease of $1,655,175 in cash flow from operations resulted primarily from an increase in accounts receivable and decrease in customer deposits. These decreases in cash from operating activities are primarily due to increased total revenues, the decrease in concert touring revenues, as well as the conclusion of a concert tour and a special touring event in the third quarter of 1998.

         Cash used in investing activities for the first nine months of 1998 and 1997 totaled $3,970,079 and $3,338,091, respectively. The increase of $631,988 resulted primarily from increased capital expenditures in 1998 from application of the Offering proceeds, offset by the effect of the Templine acquisition in 1997.

         Cash provided by financing activities for the first nine months of 1998 and 1997 totaled $8,682,317 and $1,938,384, respectively. The Company completed the Offering of 1,200,000 shares of Common Stock for $11.00 per share on June 16, 1998. On July 2, 1998 the Company sold 180,000 additional shares of Common Stock at $11.00 to the underwriters of the Offering pursuant to the exercise of their over-allotment option. The net proceeds from the sale of shares totaled $12,858,888, after deduction of underwriting discounts, commissions and offering-related expenses. In 1997, the Company issued 754,000 shares of Common Stock for cash of $2,042,730.

         The Company believes that cash flows from operations, the net proceeds of the Offering and available credit facilities are sufficient to meet operating needs and capital spending requirements and reasonably foreseeable expansion for at least the next 12 months.

Year 2000 Compliance

         Many information technology ("IT") hardware and software systems ("IT Systems") and non-IT systems containing embedded technology, such as microcontollers and microchip processors ( "Non-IT Systems") can only process dates with six digits (e.g., 06/26/98), instead of eight digits (e.g., 06/26/1998)). This limitation may cause IT Systems and Non-IT Systems to experience problems processing information with dates after December 31, 1999 (e.g., 01/01/00 could be processed as 01/01/2000 or 01/01/1900) or with other dates, such as September 9, 1999, which was traditionally used as a default date by computer programmers. These problems may cause IT Systems and Non-IT Systems to suffer miscalculations, malfunctions, or disruptions. These problems are commonly referred to as "Year 2000" or "Y2K" problems.

         Computer software applications on which the Company relies for accounting, management and operating information are recent releases of, or are readily upgraded to, Year 2000 compliant, commercially available applications. The Company is continuing its Year 2000 assessment as it relates to Non-IT Systems and third parties with whom it has a material relationship. While the Company has no present assurance that all of its Non-IT Systems, vendors and service providers are Year 2000 compliant, management believes the potential risk and any associated cost resulting from the Year 2000 problem will not be material to the Company's results of operations or financial condition.

                            PART II OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

         The Company is involved from time to time in various routine legal proceedings incidental to its business. The Company is not engaged in any legal proceeding that is expected to have a material adverse effect on the results of operations or financial position of the Company.


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In the Offering, the Company sold 1,200,000 shares its Common Stock, $.01 par value on June 16, 1998, pursuant to a Registration Statement on Form SB-2 (Commission File No. 333-50595; which has been declared effective June 16,
1998). The Offering was made through a syndicate of underwriters, the representative of which was Prime Charter Ltd. The shares were offered and sold by the underwriters at an initial public offering price of $11.00 per share, resulting in aggregate gross offering proceeds of $13,200,000. On July 2, 1998 the Company sold 180,000 additional shares of Common Stock at $11.00 to the underwriters of the Offering pursuant to the exercise of their over-allotment option resulting in aggregate gross offering proceeds of $1,980,000. The Company incurred expenses in connection with the sale of shares as follows:

Underwriting discounts and commissions                              $1,062,600
Expenses paid to or for underwriters                                   640,164
Other expenses                                                         618,348
                                                                    ----------
Total expenses                                                      $2,321,112
                                                                    ==========

Through September 30, 1998, the Company has applied proceeds from the Offering as follows:

Purchase of power generation and temperature control equipment      $ 2,974,812
Repayment of indebtedness                                             4,049,001
Working capital                                                       5,435,077
Distribution to S Corporation stockholders                              399,998
                                                                    -----------
                                                                    $12,858,888
                                                                    ===========

Neither the above application of the net offering proceeds nor expenses of the Offering (except for the distribution to S Corporation stockholders and reimbursement of travel-related expenses) were paid either directly or indirectly to directors, officers of the Company or its associates, or to persons owning more than 10% of any class of equity security of the Company or to any affiliates of the Company.


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


                                 SHOWPOWER, INC.


Date November 12, 1998                  ________________________________________
                                        John J. Campion, Chief Executive Officer


Date November 12, 1998                  ________________________________________
                                        Michael W. Crabbe, Vice President -
                                        Chief Financial Officer