Form 10QSB/A
period 1998-06-30
SHOWPOWER INC
filed 1999-03-31
CIK 828360

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-QSB/A
                                (Amendment No. 1)


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to __________
         Commission file number 001-14215


                                 SHOWPOWER, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                   95-4678707
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


           18420 S. Santa Fe Avenue, Rancho Dominguez, California 90221
           -----------------------------------------------------------
                    (Address of principal executive offices)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,241,842 shares of common stock as of July 31, 1998


      Transitional Small Business Disclosure Format  Yes |_|  No |X|

================================================================================

Showpower, Inc. hereby amends Parts I and II of its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 to include restated financial statements (Item 1), a revised Management's Discussion and Analysis (Item 2), an amended Computation of Income Per Common Share (Exhibit 11) and an amended financial data schedule (Exhibit 27).



                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                       SHOWPOWER, INC.



March 31, 1999                         By: /s/ Michael W. Crabbe
                                          ---------------------------------
                                          Michael W. Crabbe,
                                          Vice President-Chief Financial Officer

                          Part I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                        SHOWPOWER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months                                  Six Months
                                                           Ended June 30,                               Ended June 30,
                                               ------------------------------------          ----------------------------------
                                                     1998                   1997                  1998                 1997
                                               -------------          -------------          ------------          ------------
                                               (As restated)          (As restated)          (As restated)         (As restated)
REVENUE                                         $ 5,583,372           $ 4,234,989            $ 9,856,430           $ 6,695,664
COST OF SALES                                     3,245,052             2,213,313              5,697,507             3,711,218
                                                -----------           -----------            ------------          ------------
GROSS PROFIT                                      2,338,320             2,021,676              4,158,923             2,984,446

OPERATING EXPENSES
    Selling, general and administrative           2,010,349             1,509,763              3,576,718             2,602,182
    Depreciation and amortization                    60,078                54,005                120,639               111,228
    Stock compensation                               35,579                35,579                 71,158                35,579
                                                -----------           -----------            -----------           -----------
        Total operating expenses                  2,106,006             1,599,347              3,768,515             2,748,989

INCOME FROM OPERATIONS                              232,314               422,329                390,408               235,457
                                                -----------           -----------            -----------           -----------

Interest and other expense, net                    (133,746)              (48,206)              (248,267)              (85,594)
                                                -----------           -----------            -----------           -----------

INCOME BEFORE INCOME TAXES                           98,568               374,123                142,141               149,863
Income tax provision
     (benefit)                                       68,855                 9,978                 27,047                (7,874)
                                                -----------           -----------            -----------           -----------
INCOME BEFORE
     DEFERRED TAX ADJUSTMENT                         29,713               364,145                115,094               157,737
                                                -----------           -----------            -----------           -----------

Deferred taxes from
     S Corporation conversion                       783,906                                      783,906
                                                -----------           -----------            -----------           -----------

NET (LOSS) INCOME                                  (754,193)              364,145               (668,812)              157,737

Other comprehensive (loss) income
    foreign currency translation
    adjustment                                        4,529                14,678                 (4,946)                7,887
                                                -----------           -----------            -----------           -----------
COMPREHENSIVE (LOSS) INCOME                       ($749,664)             $378,823              ($673,758)             $165,624
                                                ===========           ===========            ===========           ===========
NET INCOME (LOSS) PER SHARE:
    Basic                                       $     (0.36)          $      0.19            $     (0.33)          $      0.10
    Diluted                                     $     (0.36)          $      0.18            $     (0.33)          $      0.10

PRO FORMA AMOUNTS:
    Income before income
        taxes, as reported                      $    98,568           $   374,123            $   142,141           $   149,863
    Pro forma income tax provision                   14,510               148,934                 77,413                66,676
                                                -----------           -----------            -----------           -----------
    Pro forma net income                        $    84,058           $   225,189            $    64,728           $    83,187
                                                ===========           ===========            ===========           ===========

PRO FORMA NET INCOME PER SHARE:
    Basic                                       $      0.04           $      0.12            $      0.03           $      0.05
    Diluted                                     $      0.04           $      0.11            $      0.03           $      0.05

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                         2,113,074             1,913,080              2,013,074             1,536,080
    Diluted                                       2,113,074             2,009,234              2,013,074             1,584,157
    Pro forma - Diluted                           2,237,770             2,009,234              2,126,930             1,584,157

          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,          December 31,
                                                                                            1998               1997
                                                                                        -------------      -------------
                                                                                         (Unaudited)
                                                                                        (As restated)
                                                                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                          $  7,733,049       $    485,788
     Accounts receivable, net                                                              1,975,898          1,445,671
     Prepaid expenses and other current assets                                               511,304            409,499
                                                                                        ------------       ------------
                                                                                          10,220,251          2,340,958

PROPERTY AND EQUIPMENT                                                                    15,884,314         12,056,711
     Less: accumulated depreciation                                                       (4,713,401)        (4,026,299)
                                                                                        ------------       ------------
                                                                                          11,170,913          8,030,412

OTHER ASSETS, NET                                                                          1,583,648          1,353,288
                                                                                        ------------       ------------
                                                                                        $ 22,974,812       $ 11,724,658
                                                                                        ============       ============

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                              $  2,606,057       $  2,161,620
     Customer deposits                                                                     1,192,396            578,429
     Current portion of notes payable and capital leases                                     675,344            862,578
     Income taxes                                                                             84,655            226,286
     Bank line of credit                                                                     121,376            119,495
                                                                                        ------------       ------------
                                                                                           4,679,828          3,948,408
LONG TERM LIABILITIES:
     Long term portion of notes payable and capital leases                                 1,892,050          2,249,529
     Deferred income taxes                                                                 1,023,286            220,349
                                                                                        ------------       ------------
                                                                                           2,915,336          2,469,878
STOCKHOLDERS' EQUITY:
     Preferred stock; $0.01 par value authorized, 1,000,000 shares;
       none issued or outstanding;                                                                --                 --
     Common stock; $0.01 par value; authorized, 6,500,000 shares;
       issued and outstanding, 3,241,848 shares                                               32,418             20,418
     Additional paid-in capital                                                           17,811,184          6,658,073
     Notes receivable from stockholders                                                     (497,023)          (478,944)
     Cumulative foregn currency translation adjustment                                        11,816             16,762
     Accumulated deficit                                                                  (1,978,747)          (909,937)
                                                                                        ------------       ------------
                                                                                          15,379,648          5,306,372
                                                                                        ------------       ------------
                                                                                        $ 22,974,812       $ 11,724,658
                                                                                        ============       ============


          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Six Months
                                                                                              Ended June 30,
                                                                                   ----------------------------------
                                                                                       1998                    1997
                                                                                   ------------           -------------
                                                                                   (As restated)          (As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                             $  (668,812)            $  157,737

     Adjustments to reconcile net income (loss) to cash provided by operating activities:

         Depreciation and amortization                                                 786,402                516,432
         Stock compensation expense                                                     71,158                 35,579
         Gain on settlement                                                                  -               (162,800)
         Loss on disposal                                                               23,790                      -
         Deferred income taxes                                                         802,937                  4,912

         Changes in operating assets and liabilities:
             Accounts receivable                                                      (530,227)              (276,183)
             Prepaid expenses and other current assets                                (101,805)              (110,360)
             Other assets                                                             (237,279)                29,702
             Accounts payable and accrued expenses                                      60,112                162,089
             Customer deposits                                                         613,967                438,889
             Income taxes                                                             (141,631)               (13,282)
                                                                                   -----------             ----------
                  Net cash provided by operating activities                            678,612                782,715

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquired businesses, net of cash acquired                                        (100,000)             2,105,361)
     Purchases of property and equipment                                              (931,885)              (673,588)
     Other                                                                                   -                  8,832
                                                                                   -----------             ----------
                  Net cash used in investing activities                             (1,031,885)             2,770,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net of expenses paid                   11,455,253              2,042,730
     Proceeds from issuance of long term debt                                          338,400                674,726
     Borrowings under bank lines of credit                                               1,881                 53,883
     Principal payments on long term debt and capital leases                        (3,795,002)              (188,625)
     Distributions to stockholders                                                    (399,998)              (249,987)
                                                                                   -----------             ----------
                  Net cash provided by financing activities                          7,600,534              2,332,727

NET INCREASE IN CASH AND EQUIVALENTS                                                 7,247,261                345,325

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                              485,788                186,380
                                                                                   -----------             ----------
CASH AND EQUIVALENTS, END OF PERIOD                                                $ 7,733,049             $  531,705
                                                                                   ===========             ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of business through issuance of debt                                   $   140,344             $        -
Purchase of property and equipment through issuance of notes payable               $ 2,771,545             $        -
Repayment of stockholder notes through issuance of long term debt                  $         -             $1,326,524


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


         The Company completed its initial public offering (the "Offering") of 1,200,000 shares of Common Stock (the "Common Stock") for $11.00 per share on June 16, 1998. The Company received net proceeds of $11,081,952, after deduction of underwriting discounts, commissions and Offering-related expenses. At June 30, 1998, $373,301 of accrued expenses of the Offering had not yet been paid. On July 2, 1998 the Company sold an additional 180,000 shares of Common Stock at $11.00 to the underwriters of the Offering pursuant to the exercise of their over-allotment option. The Company received additional net proceeds of $1,782,700.


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

Stockholder Distribution


         A distribution in the amount of $399,998 was declared by the Board of Directors, effective June 16, 1998 and paid to the Company's S Corporation stockholders on June 30, 1998. At such time in 1999 that the Company finally determines the 1998 S Corporation earnings taxable to S Corporation stockholders, the Company will distribute an additional amount, if necessary, such that total distributions to S Corporation stockholders will aggregate approximately 48% of 1998 earnings taxable to S Corporation stockholders.


1998 Stock Option Plan

         In May, 1998, the Company granted non-qualified stock options to employees under the 1998 Stock Option Plan for an aggregate of 479,563 shares of common stock. Each of such options is exercisable at $11.00 per share and has a term of 10 years. The options vest in three equal annual installments commencing June 19, 1998.

New Accounting Pronouncements


         In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statments. SFAS No. 130 requires reclassification of comparative financial statements for earlier periods, and the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Restatement

                  Subsequent to the issuance of the Company's June 30, 1998 financial statements, management determined that accrued payroll and certain expenditures for property and equipment were not properly recorded in the financial statements. As a result, the unaudited consolidated financial statements as of June 30, 1998 and for the three months and six months ended June 30, 1998 and 1997 have been restated from the amounts previously reported to properly reflect compensation and property and equipment costs. The effect of the restatement on the accompanying financial statements is as follows:

                                                           As of June 30, 1998
                                                ---------------------------------------
                                                  As previously             As
                                                    reported             restated
                                                ------------------   ------------------
CONSOLIDATED BALANCE SHEET DATA:

Property and equipment, net                           $11,116,483          $11,170,913

Accounts payable
 and accrued expenses                                 $ 2,444,584          $ 2,606,057
Income taxes                                          $   127,472          $    84,655
Stockholders' equity                                  $15,443,874          $15,379,648


                                                                 1998                                      1997
                                                ---------------------------------------  ---------------------------------------
                                                  As previously             As             As previously              As
                                                    reported             restated            reported              restated
                                                ------------------   ------------------  ------------------    -----------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

For the three months ended June 30

Cost of sales                                         $ 3,251,817          $ 3,245,052         $ 2,246,461          $ 2,213,313
Selling, general and administrative                   $ 1,896,541          $ 2,010,349         $ 1,535,808          $ 1,509,763
Income from operations                                $   339,357          $   232,314         $   363,136          $   422,329
Net income (loss)                                     $  (689,967)         $  (754,193)        $   304,952          $   364,145

Net income (loss) per share - basic                   $    (0.33)          $    (0.36)         $      0.16          $      0.19
Net income (loss) per share - diluted                 $    (0.33)          $    (0.36)         $      0.15          $      0.18


For the six months ended June 30

Cost of sales                                         $ 5,704,272          $ 5,697,507         $ 3,665,803          $ 3,711,218
Selling, general and administrative                   $ 3,462,910          $ 3,576,718         $ 2,539,634          $ 2,602,182
Income from operations                                $   497,451          $   390,408         $   343,420          $   235,457
Net income (loss)                                     $  (604,586)         $  (668,812)        $   265,700          $   157,737

Net income (loss) per share - basic                   $     (0.30)         $     (0.33)        $      0.17          $      0.10
Net income (loss) per share - diluted                 $     (0.30)         $     (0.33)        $      0.17          $      0.10


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

         As discussed in the Notes to Unaudited Consolidated Financial Statements, the Company restated its unaudited consolidated financial statements as of June 30, 1998 and for the three months and six months ended June 30, 1998 and 1997 to properly reflect compensation and property and equipment costs.

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

         COST OF SALES. Cost of sales increased to $3,245,052 for the second quarter of 1998 from $2,213,313 for the same period in 1997, an increase of $1,031,739, or 47%. Cost of sales as a percentage of revenue was 58% of revenue in the second quarter of 1998 and 52% of revenue in the second quarter of 1997. The increase in cost of sales as a percentage of revenue was due primarily to personnel, travel and subsistence costs related to the World Cup in the second quarter of 1998. Personnel and travel costs increased to $1,798,407 (32% of revenue)in the second quarter of 1998 from $974,567 (23% of revenue) for the same period in 1997. The increase in personnel and travel costs of $823,840 accounted for 80% of the increase in cost of sales. As a result of 1998 capital expenditures to purchase power generation and temperature control equipment, short-term equipment rental costs decreased to $540,636 (10% of revenue) in the second quarter of 1998 from $592,903 (14% of revenue) for the same period in 1997, offsetting increases in personnel and travel costs. In addition, certain start-up costs related to the Company's Brazilian operations of approximately $84,000, or nearly 2% of sales, are included in the second quarter of 1998 cost of sales.

         GROSS PROFIT. Gross profit increased to $2,338,320 for the second quarter of 1998 from $2,021,676 for the same period in 1997, an increase of $316,644, or 16%. Gross profit as a percentage of revenue was 42% of revenue in the second quarter of 1998 and 48% of revenue in the second quarter of 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense increased to $2,010,349 for the second quarter of 1998 from $1,509,763 for the same period in 1997, an increase of $500,586, or 33%. The increase was due primarily to an increase in employees required to support the growth in operations and newly opened branch offices in Fort Lauderdale and Rio de Janeiro in 1998.

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

         INCOME FROM OPERATIONS. As a result of the above factors, operating income decreased to $232,314 for the second quarter of 1998 from $422,329 for the same period in 1997, a decrease of $190,015.

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

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to $68,855 for the second quarter of 1998 from $9,978 for the same period in 1997. The provision for income taxes consists of a provision for United Kingdom corporation tax on the income of Templine and a provision for U.S. federal and state income tax since the date of the Offering. The Company paid no income taxes on its U.S. operations prior to becoming a C Corporation in June 1998.

         INCOME BEFORE DEFERRED TAX ADJUSTMENT. Due to the above factors, the Company had net income before deferred tax adjustment for the second quarter of 1998 of $29,713 as compared to $364,145 for the same period in 1997, a decrease of $334,432.

         DEFERRED TAXES FROM S-CORPORATION CONVERSION. In connection with the Offering, the Company incurred a one-time non-cash charge to earnings of $783,906 to record the deferred tax liability arising from the Company's conversion from S Corporation to taxable C Corporation status.

         NET INCOME (LOSS). Net loss for the second quarter of 1998 was $754,193 as compared to net income of $364,145 for the same period in 1997, a decrease in net earnings of $1,118,338, due primarily to tax charges arising from the Company's conversion to C Corporation status. On a pro forma basis, net income for the second quarter of 1998 and 1997 was $84,058 and $225,189, respectively, a decrease of $141,131. Pro forma net income reflects provisions for federal and state income taxes as if the Company's U.S. operations had been subject to federal and state income taxation as a C Corporation at an assumed 40% combined federal and state income tax rate during the periods presented.

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

         COST OF SALES. Cost of sales increased to $5,697,507 for the first six months of 1998 from $3,711,218 for the same period in 1997, an increase of $1,986,289, or 54%, as a result of increased sales. Cost of sales as a percentage of revenue was 58% in the first six months of 1998 and 55% in the first six months of 1997. The increase in cost of sales as a percentage of revenue was due primarily to personnel, travel and subsistence costs related to the World Cup in the second quarter of 1998. Personnel and travel costs increased to $2,397,927 (24% of revenue) in the first six months of 1998 from $1,383,440 (21% of revenue) for the same period in 1997. The increase in personnel, travel and subsistence costs of $1,014,487 accounted for 51% of the increase. In addition, certain start-up costs related to the Company's Brazilian operations of approximately $147,000 are included in the first six months of 1998 cost of sales.

         GROSS PROFIT. Gross profit increased to $4,158,923 for the first six months of 1998 from $2,984,446 for the same period in 1997, an increase of $1,174,477, or 39%. Gross profit as a percentage of revenue was 42% in the first six months of 1998 and 45% in the first six months of 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $3,576,718 for the first six months of 1998 from $2,602,182 for the same period in 1997, an increase of $974,536, or 37%. The increase resulted primarily from an increase in employees required to support the growth in operations, a full six months operations in 1998 from Templine and newly opened branch locations in 1998. Selling, general and administrative expenses decreased to 36% of revenue for the first six months of 1998 from 39% of revenue for the corresponding period in 1997, principally as a result of increased revenue.

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

         INCOME FROM OPERATIONS. As a result of the foregoing, operating income increased to $390,408 in the first six months of 1998 from $235,457 for the same period in 1997, an increase of $154,951, or 66%.

         INTEREST AND OTHER EXPENSE, NET. Net interest and other expense increased to $248,267 for the first six months of 1998 from $85,594 for the same period in 1997, an increase of $162,673, due primarily to increased borrowings in 1998. Through June 30, 1998, the Company has applied approximately $4,049,000 of the net proceeds of the Offering to repayment of indebtedness.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to $27,047 for the first six months of 1998 from a tax benefit of $7,874 for the same period in 1997. The provision for income taxes consists of a provision for United Kingdom corporation tax on the income of Templine and a provision for U.S. federal and state income tax since the date of the Offering. The Company paid no income taxes on its U.S. operations prior to becoming a C Corporation in June 1998.

         INCOME BEFORE DEFERRED TAX ADJUSTMENT. Due to the above factors, the Company had net income before deferred tax adjustment for the first six months of 1998 of $115,094 as compared to $157,737 for the same period in 1997, a decrease of $42,643.

         DEFERRED TAXES FROM S-CORPORATION CONVERSION. In connection with the Offering, the Company incurred a one-time non-cash charge to earnings of $783,906 to record the deferred tax liability arising from the Company's conversion from S Corporation to taxable C Corporation status.

         NET INCOME(LOSS). Net loss for the first six months of 1998 was $668,812 as compared to net income of $157,737 for the same period in 1997, a decrease in net earnings of $826,549, due primarily to tax charges arising from the Company's conversion to C Corporation status. On a pro forma basis, net income for the first six months of 1998 and 1997 was $64,728 and $83,187, respectively. Pro forma net income reflects provisions for federal and state income taxes as if the Company's U.S. operations had been subject to federal and state income taxation as a C Corporation at an assumed 40% combined federal and state income tax rate during the periods presented.

Liquidity and Capital Resources

         Following the application of the net proceeds from the Offering, working capital increased to $5,540,423 at June 30, 1998 from a working capital deficit of $1,607,450 at December 31, 1997, an increase of $7,147,873. Such increase is expected to reduce dependence on borrowings in the near-term to meet working capital and capital expenditure requirements.

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

         Capital expenditures (including assets acquired through capital lease and note payable financing) were $3,703,430 and $673,588 for the six months ended June 30, 1998 and 1997, respectively, consisting primarily of power generation, distribution and temperature control equipment.

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

         Cash provided by operating activities for the first six months of 1998 and 1997 totaled $678,612 and $782,715, respectively. The decrease of $104,103, resulted primarily from the use of Offering proceeds to improve the Company's working capital position and to prepay certain costs in order to obtain pricing advantage.

         Cash used in investing activities for the first six months of 1998 and 1997 totaled $1,031,885 and $2,770,117, respectively. The decrease of $1,738,232 resulted primarily from the acquisition of Templine in 1997.

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

Year 2000 Compliance

         Many information technology ("IT") hardware and software systems ("IT Systems") and non-IT systems containing embedded technology, such as microcontollers and microchip processors ("Non-IT Systems"), can only process dates with six digits (e.g., 06/26/98), instead of eight digits (e.g., 06/26/1998). This limitation may cause IT Systems and Non-IT Systems to experience problems processing information with dates after December 31, 1999 (e.g., 01/01/00 could be processed as 01/01/2000 or 01/01/1900) or with other dates, such as September 9, 1999, which was traditionally used as a default date by computer programmers. These problems may cause IT Systems and Non-IT Systems to suffer miscalculations, malfunctions, or disruptions. These problems are commonly referred to as "Year 2000" or "Y2K" problems.

         Based on representations of third parties, the company believes computer software applications on which the Company relies for accounting, management and operating information are recent releases of, or can be readily upgraded to, Year 2000 compliant, commercially available applications. The Company is in the process of determining which, if any, of those applications are not Year 2000 compliant. While the Company has no present assurance that all of its IT Systems, Non-IT Systems, vendors and service providers are Year 2000 compliant, management believes the potential risk and any associated cost resulting from the Year 2000 problem will not be material to the Company's results of operations or financial condition.

         The Company is continuing its Year 2000 assessment as it relates to Non-IT Systems and third parties with whom it has a material relationship. The Company plans to survey key vendors to insure they are Year 2000 compliant. The Company is unaware of any key vendors who are not compliant; however, such survey has not been undertaken. The Company is unable to ascertain when this process will be complete, as it has no control over the responsiveness of such third parties. Third parties with whom the Company has a material relationship consist of accounting and office software vendors, banks, a transfer agent, and payroll service and telephone systems providers, among others. The Company is not aware of any such third party for which alternate sources of supply are unavailable. The Company plans to complete its assessment by the third quarter of 1999 and replace or upgrade any applications or Non-IT Systems that are not Year 2000 compliant by the fourth quarter of 1999.

         The Company does not separately identify costs that are specifically attributable to resolving the Year 2000 issue. Such costs to date consist primarily of internal resources devoted to assessing the Company's state of readiness and are not significant. Based on the Company's assessment to date, the company does not expect the future costs related to the resolution of this matter to exceed $100,000.

         To date, the Company has not identified any information technology assets under the control of the Company that represent a material risk of not being Year 2000 ready or for which a suitable alternative cannot be implemented. Accordingly, the Company does not have a contingency plan with respect to the Year 2000 issue if the information systems assessment and upgrades are not completed or are delayed beyond the end of 1999.