Form 10QSB/A
period 1998-09-30
SHOWPOWER INC
filed 1999-03-31
CIK 828360

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


                                 SHOWPOWER, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                    95-4678707
-------------------------------              ----------------------------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,241,842 shares of common stock as of October 31, 1998.


         Transitional Small Business Disclosure Format Yes [ ]  No[X]


================================================================================

Showpower, Inc. hereby amends Parts I and II of its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 to include restated financial statements (Item 1), a revised Management's Discussion and Analysis or Plan of Operations (Item 2), an amended Computation of Income Per Common Share (Exhibit
11) and an amended financial data schedule (Exhibit 27).



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



March 31, 1999                         By: /s/ Michael W. Crabbe
                                          ---------------------------------
                                          Michael W. Crabbe,
                                          Vice President-Chief Financial Officer

                          Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        SHOWPOWER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months                  Nine Months
                                                      Ended September 30,           Ended September 30,
                                                    --------------------------  --------------------------
                                                       1998            1997         1998          1997
                                                    ----------     -----------  -----------   ------------
                                                   (As restated)  (As restated)(As restated)    (As restated)

REVENUE                                             $6,723,495     $5,727,436   $16,579,925   $12,423,100
COST OF SALES                                        3,965,622      3,127,459     9,663,129     6,838,677
                                                    ----------     ----------   -----------   -----------
GROSS PROFIT                                         2,757,873      2,599,977     6,916,796     5,584,423
OPERATING EXPENSES
    Selling, general and administrative              1,750,657      1,750,836     5,327,375     4,353,018
    Depreciation and amortization                       55,307         52,234       175,946       163,462
    Stock compensation                                  35,579         35,579       106,737        71,158
                                                    ----------     ----------   -----------   -----------
        Total operating expenses                     1,841,543      1,838,649     5,610,058     4,587,638

INCOME FROM OPERATIONS                                 916,330        761,328     1,306,738       996,785

    Interest income and (expense), net                  37,726        (37,838)     (210,541)     (123,432)
                                                    ----------     ----------   -----------   -----------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST       954,056        723,490     1,096,197       873,353

    Income tax provision                               394,531         30,262       421,578        22,388
    Minority interest                                   11,612            -          11,612           -
                                                    ----------     ----------   -----------   -----------

INCOME BEFORE DEFERRED TAX ADJUSTMENT                  547,913        693,228       663,007       850,965

Deferred taxes from S Corporation conversion               -              -         783,906           -
                                                    ----------     ----------   -----------   -----------

NET INCOME (LOSS)                                      547,913        693,228      (120,899)      850,965

Other comprehensive loss
 foreign currency translation adjustment               (17,569)       (18,763)      (22,515)      (10,876)
                                                    ----------     ----------   -----------   -----------
COMPREHENSIVE INCOME (LOSS)                         $  530,344     $  674,465   $  (143,414)  $   840,089
                                                    ==========     ==========   ===========   ===========

NET INCOME PER SHARE:
    Basic                                           $     0.17     $     0.36   $     (0.05)  $      0.51
    Diluted                                         $     0.16     $     0.34   $     (0.05)  $      0.49

PRO FORMA AMOUNTS:
    Income before income taxes and minority
        interest, as reported                                      $  723,490   $ 1,096,197   $   873,353
    Pro forma income tax provision                                    283,721       471,944       350,397
    Minority interest                                                     -          11,612           -
                                                                   ----------   -----------   -----------
    Pro forma net income                                           $  439,769   $   612,641   $   522,956
                                                                   ==========   ===========   ===========

PRO FORMA NET INCOME PER SHARE:
    Basic                                                              $ 0.23    $     0.25        $ 0.31
    Diluted                                                            $ 0.22    $     0.24        $ 0.30

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                            3,293,074      1,913,080     2,439,074     1,661,747
    Diluted                                          3,443,246      2,009,503     2,561,732     1,726,029


          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,    December 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (Unaudited)
                                                              (As restated)
                                     ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                $ 5,551,511       $   485,788
     Accounts receivable, net                                   2,640,378         1,445,671
     Prepaid expenses and other current assets                    290,418           409,499
                                                              -----------       -----------
                                                                8,482,307         2,340,958

PROPERTY AND EQUIPMENT                                         18,947,099        12,056,711
     Less: accumulated depreciation                            (5,167,037)       (4,026,299)
                                                              -----------       -----------
                                                               13,780,062         8,030,412

OTHER ASSETS, NET                                               1,590,432         1,353,288
                                                              -----------       -----------
                                                              $23,852,801       $11,724,658
                                                              ===========       ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $ 2,281,543       $ 2,161,620
     Customer deposits                                             46,120           578,429
     Current portion of notes payable and capital leases          751,878           862,578
     Income taxes                                                 193,613           226,286
     Bank line of credit                                                -           119,495
                                                              -----------       -----------
                                                                3,273,154         3,948,408
LONG TERM LIABILITIES:
     Long term portion of notes payable and capital leases      1,757,443         2,249,529
     Deferred income taxes                                      1,029,290           220,349
     Other                                                         39,602                 -
                                                              -----------       -----------
                                                                2,826,335         2,469,878

MINORITY INTEREST                                                  50,612                 -

STOCKHOLDERS' EQUITY:
     Preferred stock; $0.01 par value; authorized,
     1,000,000 shares; none issued or outstanding
     Common stock; $0.01 par value; authorized, 6,500,000
     shares; issued and outstanding, 3,421,842 shares              34,218            20,418
     Additional paid-in capital                                19,609,898         6,658,073
     Notes receivable from stockholders                          (504,829)         (478,944)
     Cumulative foreign currency translation adjustment            (5,753)           16,762
     Accumulated deficit                                       (1,430,834)         (909,937)
                                                              -----------       -----------
                                                               17,702,700         5,306,372
                                                              -----------       -----------
                                                              $23,852,801       $11,724,658
                                                              ===========       ===========


          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       Nine Months
                                                                                   Ended September 30,
                                                                               ---------------------------
                                                                                  1998            1997
                                                                               ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                          (As restated)  (As restated)
     Net (loss) income                                                         $  (120,899)    $   850,965

     Adjustments to reconcile net (loss) income to cash provided by operating activities:

         Depreciation and amortization                                           1,247,146         794,072
         Stock compensation expense                                                106,737          71,158
         Gain on settlement                                                              -        (162,800)
         Loss on disposal                                                           23,790               -
         Deferred income taxes                                                     808,941           6,027

         Changes in operating assets and liabilities:
             Accounts receivable                                                (1,194,707)       (225,244)
             Prepaid expenses and other current assets                             119,081         (82,777)
             Other assets                                                         (233,359)         36,756
             Accounts payable and accrued expenses                                 161,737         528,991
             Customer deposits                                                    (532,309)        178,537
             Income taxes                                                          (32,673)         12,975
                                                                               -----------     -----------
                  Net cash provided by operating activities                        353,485       2,008,660

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquired businesses, net of cash acquired                                    (100,000)     (2,105,361)
     Purchases of property and equipment                                        (3,852,267)     (1,220,482)
     Other                                                                         (17,812)        (12,248)
                                                                               -----------     -----------
                  Net cash used in investing activities                         (3,970,079)     (3,338,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net of expenses paid               12,858,888       2,042,730
     Proceeds from issuance of long term debt                                      338,400         684,218
     Repayment of bank credit lines                                               (119,495)              -
     Principal payments on long term debt and capital leases                    (3,995,478)       (288,564)
     Distributions to stockholders                                                (399,998)       (500,000)
                                                                               -----------     -----------
                  Net cash provided by financing activities                      8,682,317       1,938,384

NET INCREASE IN CASH AND EQUIVALENTS                                             5,065,723         608,953

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                          485,788         186,380
                                                                               -----------     -----------
CASH AND EQUIVALENTS, END OF PERIOD                                            $ 5,551,511     $   795,333
                                                                               ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of business through issuance of debt                               $   140,344     $         -
Purchase of property and equipment through issuance of notes payable
  and capital leases                                                           $ 2,913,948     $         -
Repayment of stockholder notes through issuance of long term debt              $         -     $ 1,326,524

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


Showpower Brazil

         The Company formed Showpower Brasil, S.A., a 90%-owned Brazilian Corporation, to conduct business in Brazil. The Company commenced recognizing results of operations in Brazil during the quarter ended September 30, 1998.

New Accounting Pronouncements

         In 1998, the Company adopted Statement of Finanical Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. SFAS No. 130 requires reclassification of comparative financial statements for earlier periods, and the 1997 financial statements have been reclassified to conform to the 1998 presentation.


Restatement


         Subsequent to the issuance of the Company's September 30, 1998 financial statements, management determined that accrued payroll and certain expenses incurred on behalf of the Company by a related party were not properly recorded in the financial statements. As a result, the unaudited consolidated financial statements as of September 30, 1998 and for the three months and nine months ended September 30, 1998 and 1997 have been restated from the amounts previously reported to properly reflect compensation costs and costs incurred on the Company's behalf by the minority stockholder in the Company's subsidiary, Showpower Brazil, S.A. The effect of the restatement on the accompanying financial statements is as follows:


                                                           As of September 30, 1998
                                                       -------------------------------
                                                      As previously            As
                                                        reported            restated
                                                      -------------        -----------
CONSOLIDATED BALANCE SHEET DATA:

Accounts receivable, net                               $ 2,789,187         $ 2,640,378

Accounts payable
 and accrued expenses                                  $ 2,034,422         $ 2,281,543
Income taxes                                           $   341,567         $   193,613
Stockholders' equity                                   $17,940,578         $17,702,700

                                                                    1998                                     1997
                                                      --------------------------------         ---------------------------------
                                                      As previously            As              As previously             As
                                                        reported            restated              reported            restated
                                                      -------------        -----------         -------------         -----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

For the three months ended September 30

Cost of sales                                          $ 3,731,982         $ 3,965,622          $ 3,075,785          $ 3,127,459
Selling, general and administrative                    $ 1,693,510         $ 1,750,657          $ 1,692,566          $ 1,750,836
Income from operations                                 $ 1,207,117         $   916,330          $   871,272          $   761,328
Net income                                             $   722,838         $   547,913          $   803,172          $   693,228

Net income (loss) per share - basic                    $      0.22         $      0.17          $      0.42          $      0.36
Net income (loss) per share - diluted                  $      0.21         $      0.16          $      0.40          $      0.34


For the nine months ended September 30

Cost of sales                                          $ 9,436,254         $ 9,663,129          $ 6,741,588          $ 6,838,677
Selling, general and administrative                    $ 5,156,420         $ 5,327,375          $ 4,232,200          $ 4,353,018
Income from operations                                 $ 1,704,568         $ 1,306,738          $ 1,214,692          $   996,785
Net income (loss)                                      $   118,252         $  (120,899)         $ 1,068,872          $   850,965

Net income (loss) per share - basic                    $      0.05         $    (0.05)          $      0.64          $      0.51
Net income (loss) per share - diluted                  $      0.05         $    (0.05)          $      0.62          $      0.49

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

         More than 85% of the Company's revenue in 1997 was denominated in U.S. dollars. The balance of the Company's revenue was primarily denominated in British pounds sterling, as a result of the Company's acquisition of its United Kingdom subsidiary, Templine Ltd. ("Templine") in March, 1997. The Company commenced recognizing results of operations in Brazil, denominated primarily in Brazilian reals, during the quarter ended September 30, 1998. The Company anticipates that foreign currency denominated revenue will become a more significant part of the Company's total revenue as it opens additional branch offices outside of the United States.

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

         As discussed in the Notes to Unaudited Consolidated Financial Statements, the Company restated its unaudited consolidated financial statements as of September 30, 1998 and for the three months and nine months ended September 30, 1998 and 1997 to properly reflect compensation costs and certain expenses incurred on behalf of the Company by a related party.

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

         COST OF SALES. Cost of sales increased to $3,965,622 for the third quarter of 1998 from $3,127,459 for the same period in 1997, an increase of $838,163, or 27%. Cost of sales as a percentage of revenue was 59% of revenue in the third quarter of 1998 and 55% of revenue in the third quarter of 1997. Personnel and travel costs increased to $1,757,470 (26% of revenue) in the third quarter of 1998 from $1,001,539 (17% of revenue) for the same period in 1997. The increase in personnel and travel costs of $755,931, due primarily to increased sales and short-term labor requirements in the U.K., accounted for 90% of the increase in cost of sales. As a result of 1998 capital expenditures to purchase power generation and temperature control equipment, short-term equipment rental costs decreased $369,731 to $649,578 (10% of revenue) in the third quarter of 1998 from $1,019,309 (18% of revenue) for the same period in 1997. Power generation and temperature control equipment depreciation increased $180,027 to $405,433 (6% of revenue) in the third quarter of 1998 from $225,406 (4% of revenue) for the same period in 1997.

         GROSS PROFIT. Gross profit increased to $2,757,873 for the third quarter of 1998 from $2,599,977 for the same period in 1997, an increase of $157,896, or 6%. Gross profit as a percentage of revenue was 41% of revenue in the third quarter of 1998 and 45% of revenue in the third quarter of 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense of $1,750,657 for the third quarter of 1998 approximated the amount for same period in 1997. As a result of overall growth in operations and operations in Brazil which commenced in 1998, selling, general and administrative expense increased $213,776 in the third quarter of 1998 from the same period in 1997. The third quarter 1998 increase in selling, general and administrative expense was offset by a reduction in accrued incentive compensation expense, resulting primarily from planned changes in the Company's discretionary incentive compensation program and reduction of accrued expenses.

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

         INCOME FROM OPERATIONS. As a result of the above factors, operating income increased to $916,330 for the third quarter of 1998 from $761,328 for the same period in 1997, an increase of $155,002, or 20%.

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

         INCOME BEFORE INCOME TAXES AND MINORITY INTEREST. As a result of the above factors, income before income taxes and minority interest increased to $954,056 for the third quarter of 1998 from $723,490 for the same period in 1997, an increase of $230,566, or 32%.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to $394,531 for the third quarter of 1998 from $30,262 for the same period in 1997, an increase of $364,269. The provision for income taxes consists of a provision for income taxes on earnings of foreign subsidiaries and a provision for U.S. federal and state income tax since the date of the Offering. The Company paid no income taxes on its U.S. operations prior to becoming a C Corporation in June 1998.

         MINORITY INTEREST. Minority interest represents the 10% minority shareholder interest in earnings of the Company's subsidiary, Showpower Brasil, SA.



         NET INCOME. Net income for the third quarter of 1998 was $547,913 as compared to $693,228 for the same period in 1997, a decrease in net earnings of $145,315. Net income for the third quarter of 1998 increased from pro forma net income of $439,769 for the same period in 1997, an increase of $108,144, or 25%. Pro forma net income reflects provisions for federal and state income taxes as if the Company's U.S. operations had been subject to federal and state income taxation as a C Corporation at an assumed 40% combined federal and state income tax rate during the periods presented.

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

         COST OF SALES. Cost of sales increased to $9,663,129 for the first nine months of 1998 from $6,838,677 for the same period in 1997, an increase of $2,824,452, or 41%, as a result of increased sales. Cost of sales as a percentage of revenue was 58% in the first nine months of 1998 and 55% in the first nine months of 1997. The increase in cost of sales as a percentage of revenue was due primarily to personnel, travel and subsistence costs related to the World Cup in the second quarter of 1998 and increased short-term labor costs in the U.K. in the third quarter of 1998. Personnel and travel costs increased to $4,155,397 (25% of revenue) in the first nine months of 1998 from $2,384,979 (19% of revenue) for the same period in 1997. The increase in personnel, travel and subsistence costs of $1,770,418 accounted for 63% of the increase.

         As a result of 1998 capital expenditures to purchase power generation and temperature control equipment, short-term equipment rental costs decreased to 12% of revenue for the first nine months of 1998 from 15% of revenue for the same period in 1997.

         GROSS PROFIT. Gross profit increased to $6,916,796 for the first nine months of 1998 from $5,584,423 for the same period in 1997, an increase of $1,332,373, or 24%. Gross profit as a percentage of revenue was 42% in the first nine months of 1998 and 45% in the first nine months of 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $5,327,375 for the first nine months of 1998 from $4,353,018 for the same period in 1997, an increase of $974,357, or 22%. As a result of an increase in employees required to support the growth in operations, a full nine months operations in 1998 from Templine and newly opened branch locations in 1998, selling, general and administrative expenses increased $1,257,148. The 1998 increase in selling, general and administrative expense was offset by a reduction in accrued incentive compensation expense, resulting primarily from planned changes in the Company's discretionary incentive compensation program. Selling, general and administrative expenses decreased to 32% of revenue for the first nine months of 1998 from 35% of revenue for the corresponding period in 1997, principally as a result of increased revenue.

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

         INCOME FROM OPERATIONS. As a result of the foregoing, operating income increased to $1,306,738 in the first nine months of 1998 from $996,785 for the same period in 1997, an increase of $309,953, or 31%.

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

         INCOME BEFORE INCOME TAXES AND MINORITY INTEREST. As a result of the above factors, income before income taxes and minority interest increased to $1,096,197 for the third quarter of 1998 from $873,353 for the same period in 1997, an increase of $222,844, or 26%.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to $421,578 for the first nine months of 1998 from $22,388 for the same period in 1997. The provision for income taxes consists of a provision for income taxes on earnings of foreign subsidiaries and a provision for U.S. federal and state income tax since the date of the Offering. The Company paid no income taxes on its U.S. operations prior to becoming a C Corporation in June 1998.

         DEFERRED TAXES FROM S-CORPORATION CONVERSION. In connection with the Offering, the Company incurred a one-time non-cash charge to earnings of $783,906 in the second quarter of 1998 to record the net deferred income tax liability arising from the Company's conversion from S Corporation to taxable C Corporation status.

         NET INCOME (LOSS). Net loss for the first nine months of 1998 was $120,899 as compared to net income of $850,965 for the same period in 1997, a decrease in earnings of $971,864, due primarily to tax charges arising from the Company's conversion to C Corporation status. On a pro forma basis, net income for the first nine months of 1998 and 1997 was $612,641 and $522,956, respectively, an increase of $89,685, or 17%. Pro forma net income reflects provisions for federal and state income taxes as if the Company's U.S. operations had been subject to federal and state income taxation as a C Corporation at an assumed 40% combined federal and state income tax rate during the periods presented.

Liquidity and Capital Resources

         Following the application of the net proceeds from the Offering, working capital increased to $5,209,153 at September 30, 1998 from a working capital deficit of $1,607,450 at December 31, 1997, an increase of $6,816,603.

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

         To Company does not separately identify costs that are specifically attributable to resolving the Year 2000 issue. Such costs to date consist primarily of internal resources devoted to assessing the Company's state of readiness and are not significant. Based on the Company's assessment to date, the Company does not expect the future costs related to the resolution of this matter to exceed $100,000.

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