Form 10KSB
period 1998-12-31
SHOWPOWER INC
filed 1999-03-31
CIK 828360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ANNUAL REPORT
                            ------------------------

                                  FORM 10-KSB
(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 1-14215

                                SHOWPOWER, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           DELAWARE                                                       95-4678707
--------------------------------------------------------------               ------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)

                  18420 S. SANTA FE AVENUE,
                 RANCHO DOMINGUEZ, CALIFORNIA                                               90221
           ----------------------------------------                                       ----------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                       (ZIP CODE)

       Registrant's telephone number, including area code: (310) 604-9676

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class         Name of each exchange on which registered
-----------------------------    ------------------------------------------
COMMON STOCK, $.01 PAR VALUE            THE AMERICAN STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

      State issuer's revenues for its most recent fiscal year. $20,175,000

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at March 1, 1999 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are 'affiliates'). $12,438,000

Number of shares of Common Stock, $.01 par value, outstanding at March 1, 1999:
                                   3,421,842

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-KSB:

                                                                               PARTS OF FORM 10-KSB INTO WHICH
                     IDENTITY OF DOCUMENT                                          DOCUMENT IS INCORPORATED

        Definitive Proxy Statement for the 1999 Annual                                     PART III
                   Meeting of Shareholders

Transitional Small Business Disclosure Format Yes / / No /x/
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                SHOWPOWER, INC.
                          RANCHO DOMINGUEZ, CALIFORNIA

              ANNUAL REPORT TO SECURITIES AND EXCHANGE COMMISSION
                               DECEMBER 31, 1998

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Showpower, Inc. (the 'Company' or 'Showpower') provides temporary power generation and temperature control rental equipment and support services on a worldwide basis for entertainment, corporate and special events. The Company's customers include corporations, event producers, television networks, motion picture studios, facility operators and performers that need electric power and/or temperature control services to support events at locations where these services are inadequate or unavailable. In addition to rental equipment, the Company provides fully integrated, value-added services, including planning, technical advice, customized installation, on-site operation and support personnel. The Company's power equipment consists of transportable, diesel-powered electricity generators contained in acoustic enclosures, and related power distribution equipment. Temperature control equipment consists primarily of transportable, electrically-driven heating, ventilation and air conditioning ('HVAC') units.

     Showpower services three primary markets: corporate and special events; concert touring; and television and motion pictures. Initially, the Company provided power generation and distribution services only to concert touring artists. In 1992, the Company began providing these services for live television broadcasts and large-scale special events. In 1995, the Company began providing power generation services to the corporate special events industry and subsequently added temperature control services. In 1996, the Company began marketing to the motion picture, trade show and convention industries.

     The Company has expanded geographically by making acquisitions and opening new branch offices. In March 1997, the Company acquired Templine, Ltd. ('Templine'), a generator and distribution rental company based in Bristol, England, in order to expand its presence and scope of operations in Europe. Since September 1996, the Company has opened branch offices in Richardson, Texas, Fort Lauderdale, Florida and Rio de Janeiro, Brazil.

     The Company's predecessor, Showpower, Inc., a California corporation, was incorporated in 1991 to purchase the assets of a division of a theatrical lighting company that had provided temporary power generation for touring artists. In March 1998, the Company was reincorporated in Delaware.

     The Company completed its initial public offering (the 'Offering') of 1,200,000 shares of common stock, $.01 par value (the 'Common Stock'), for $11.00 per share on June 16, 1998. The Company received net proceeds of $11,082,000, after deduction of underwriting discounts, commissions and Offering-related expenses. On July 2, 1998, the Company sold an additional 180,000 shares of Common Stock for $11.00 per share to the underwriters of the Offering pursuant to the exercise of the underwriter's over-allotment option. The Company received additional net proceeds of $1,777,000.

SERVICES AND EQUIPMENT

     The Company differentiates itself from other equipment rental companies by providing fully integrated, value-added services, including planning, technical advice, customized installation, on-site operation and support personnel, maintenance and removal, in combination with rental equipment. Large-scale projects or concert tours can take several months to plan, requiring research and analysis, including site tours, development of technical specifications and performance standards, coordination with other service vendors, production of electrical drawings and assembly of equipment, which may be designed or configured to meet projects needs.

     The Company assembles equipment to meet the specific requirements of its customers. Because equipment is transported regularly to locations around the world and used in a wide variety of operating environments and climatic conditions, emphasis is placed on durability, transportability, noise levels, thermal efficiency and reliability. Many of the Company's rental power and temperature control units and most of the Company's electrical distribution equipment are assembled at its Rancho Dominguez, California headquarters and at Templine's Bristol, England facility using components or subassemblies (engines, alternators, coils, cable and pumps) purchased from OEMs. Other generators, temperature control units and distribution equipment used by the Company are assembled by third-party suppliers, often to Showpower's specifications. Major suppliers include Caterpillar, Multiquip, Inc., Engine & Equipment Co., Inc., General Electric Company, Siemens and York International Corporation.

     Certain equipment is used principally to support 'local' rental operations, which typically involve transportation and installation within 300 miles of a Showpower branch office. Generally, local rental services involve smaller equipment systems and rentals of one week or less. The majority of the Company's rental assets are deployed in support of touring events or at specific large-scale project locations around the United States and around the world. The duration of such touring and large-scale events generally ranges from one week to more than 18 months. The Company attempts to maximize the utilization of its assets on a national and worldwide basis. To do so, the Company regularly transfers assets and personnel from one branch office to another to meet increases or decreases in demand.

     The Company's power equipment consists of transportable, diesel-powered, electricity generator sets contained in acoustic enclosures, and related electrical distribution equipment that is used to transform and distribute electricity. Individual generators provided by Showpower range in power output from six kilowatts ('kW') to 1,750 kW. Generators can be connected in parallel to increase total output; the Company has installed up to 28,000 kW of temporary generating capacity at a single location. All of the Company's generators are designed to operate at low noise levels (generally less than 60 db at 50 feet) and to meet applicable U.S. and international standards for emission and pollution control and are capable of providing power over a wide range of voltages and frequencies.

     Related electrical distribution equipment includes transformers, switchgear and cabling needed to transform voltage supplied by Showpower generators to the voltage requirements of its customers, to switch electricity between different voltages and to deliver power to end-use locations. The Company maintains distribution equipment inventories required for both U.S. and international electrical systems and that comply with all applicable domestic and international standards for electrical equipment and appliances.

     Temperature control equipment consists of water chillers, air handlers, air conditioners, heaters and combination air conditioning and heating units. Individual temperature control units range in capacity from one ton to 300 tons and can be connected in parallel to provide larger cooling capacities; the Company has installed up to 3,000 tons of cooling capacity at a single location. Individual electric heating units range in capacity from 15 kW to 250 kW and also can be combined to produce greater total output. Temperature control units are often powered by Showpower generators.

     Management believes that the basic diesel engine, electricity generation and temperature control technologies used by the Company are not likely to become obsolete for the foreseeable future. However, changes in environmental regulations require continuing improvements in emissions control and refrigerant technologies. Management generally concentrates its technological efforts on equipment design and assembly, while OEMs generally maintain responsibility for ensuring that their products meet established and developing environmental standards. See 'Governmental and Environmental Regulations.'

     To supplement its owned equipment, the Company regularly rents power generation and temperature control equipment from original equipment manufacturers ('OEMs') and their dealers and distributors. The duration of such rentals range from a single day to more than one year, generally with a month-to-month or shorter rental term. Although numerous sources of rental equipment exist, the Company has established close working relationships with Caterpillar, Inc. and certain independent Caterpillar dealers as primary suppliers of rental equipment. The Company expects to maintain these relationships in the future.

CUSTOMERS

     The Company serves customers in three key markets of the entertainment and related industries:

     Corporate and Special Events. Customers in this category include corporations, business communications firms, advertising and marketing firms, event producers, lighting and set designers, event planners, public relations firms, state or federal governments, and political, not-for-profit, spiritual and religious organizations. The Company has provided services for many prominent event producers and communications firms, including Robert Isabel, Harris Productions, Merv Griffin Productions, Visual Services, Inc., Caribiner International, Don Misher, and Momentum IMC. Showpower's systems also have been used by or in events for the 1998 World Cup games in France, Nike, Inc., Cirque du Soleil, Buena Vista Pictures, AT&T Corporation, Microsoft Corporation, The Gap, Pope John Paul II, Republican National Convention, Deutsche Telekom, Inc., General Motors Corporation, Macy's, NASCAR, Georgio Armani, Paramount Pictures Corporation, Viacom, the 1997 Presidential Inauguration, Nissan, Bell South, Penske Motorsports, the Hong Kong Handover Ceremonies, the National Football League and the United States Tennis Association.

     Concert Touring. The Company provides power and/or temperature control services for the worldwide concert tours of such artists as The Rolling Stones, U2, Elton John, Billy Joel, Yanni, The Three Tenors, Guns 'n Roses, Luis Miguel, Michael Jackson, Janet Jackson, Madonna, Jimmy Buffet, Paul McCartney, the Eagles, Fleetwood Mac, Tina Turner, Aerosmith, Spice Girls, KISS, Bruce Springsteen, Pink Floyd, Oasis, Whitney Houston, Garth Brooks and David Bowie, as well as touring and single-location festivals, including Lollapalooza, Horde, Warped, Amnesty International World Tour, Woodstock 1994, the Glastonbury (England) Festival, Rock in Rio, Free Jazz (Brazil), and numerous outdoor classical and orchestral performances.

     Television and Film. Showpower has provided power and/or temperature control services for NBC, ABC, CBS, Fox, HBO, ESPN, TBS, Showtime, BBC, TV Globo, NHK, UPN, PAX, The Golf Channel, MTV, Nickelodeon and VH1 in connection with more than 500 live broadcast events, including power for all of NBC's site broadcasts from the Atlanta Olympic Games and from the World Track and Field Championships in Athens, all scheduled broadcasts for The Golf Channel, and coverage of professional sports contests, political conventions, criminal trials, presidential debates and the 1997 Presidential Inauguration. The Company has provided services for or in connection with award shows (Grammy's, MTV Music Awards, European Music Awards, Miss World), and pay-per-view and HBO special broadcasts (Garth Brooks in Central Park, professional boxing). The Company provided power to CBS during the 1998 Winter Olympic Games in Nagano, Japan and provided power and temperature control services to the organizing committee of World Cup '98 in France. The Company provides services to the feature film market, where power and/or temperature control services are required on location, in studios and at special effects facilities. Recent film projects include Flawless, Volcano, Dante's Peak, Starship Troopers, Broken Arrow and Godzilla. Recent services for television production include Charmed and Love Boat, the Next Voyage.

     The Company provided services to more than 800 customers in 1998 and more than 500 customers in 1997. In 1997, one customer accounted for 11% of the Company's revenues; in 1998, no single customer accounted for more than 10% of the Company's revenues. The 10 largest customers of the Company accounted for 47% and 35% of the Company's revenues during 1997 and 1998, respectively.

MARKETING AND SALES

     The Company's Chief Executive Officer directs Showpower's overall marketing activities, identifies new end- markets and develops selected new business prospects. The Company's sales force currently consists of eight full-time employees. The sales force concentrates on cultivating and developing long-term relationships with customers and communicating the Company's technical strengths and ability to solve customers' power and temperature control needs. Certain sales personnel specialize in selected markets (e.g., special events or broadcasting), or are responsible for specified geographic areas. Managers of branch offices handle local sales as part of their overall responsibility.

     The Company's marketing efforts are intended to create increased awareness of the Company's services within relevant customer groups. The Company uses brochures, participates in bid processes, attends trade shows and advertises in trade publications as elements of its marketing strategy.

TRAINING

     Management believes highly trained, experienced and motivated employees are critical to the Company's success as a value-added service provider. New employees typically are assigned first to warehouse, maintenance or fabrication positions before progressing to positions involving installation and operation of power or temperature control equipment at project sites or in conjunction with concert tours.

     The Company organizes project teams to execute large projects and tours. Project teams typically consist of a project manager and one or more technicians. A project manager is responsible for planning, budgeting and pricing, installation, operation and ongoing liaison with a customer's production personnel. A Showpower employee generally must have at least two years of service with the Company before promotion to the position of project manager. The Company's current project managers have an average of more than five years' experience with Showpower.

MAINTENANCE PROGRAM

     The Company is responsible for repairing and maintaining its owned and rented equipment. Showpower's preventive maintenance program establishes a schedule of procedures customized to each equipment type and application. Showpower establishes schedules that result in the performance of preventive maintenance procedures at shorter intervals than are recommended by OEMs from which the Company acquires components and equipment. Management and personnel responsible for equipment operation meet regularly to review equipment performance and maintenance procedures and to make modifications when needed. Repairs and maintenance are performed at the Company's branch offices or at project sites by Showpower employees or by authorized OEM dealers. Overhauls and upgrades are performed at the Company's Rancho Dominguez, California, Bristol, England and Rio de Janeiro, Brazil facilities. Warranty repairs are generally the responsibility of OEMs.

GOVERNMENT AND ENVIRONMENTAL REGULATION

     The Company and its operations are subject to numerous federal, state and local rules and regulations, as well as regulations of foreign countries in which the Company has operations, governing, among other things, worker safety, air emissions, water discharge and the generation, handling, storage, transportation and treatment and disposal of hazardous substances and wastes. Under laws and regulations relating to air emissions, the Company is required to operate equipment within strict standards, and is required in certain areas, such as southern California, to obtain operating permits for individual generator sets. The Company expects that it, and other operators of equipment utilizing diesel engines, will, in the future, become subject to stricter air emissions standards, including requirements that engine manufacturers produce cleaner-running products. Based on current laws and regulations, the Company believes that it is in compliance with such laws and regulations and that its policies, practices and procedures are designed to prevent unreasonable risk of environmental damage or violation of environmental laws and regulations and any resulting financial liability to the Company. Further, the Company is not aware of any federal, state or local laws or regulations, or laws or regulations of foreign countries, that have been enacted or adopted, the compliance with which would have a material adverse effect on the Company's results of operations or that would require the Company to make any material capital expenditures. No assurance can be given that future changes in such laws or regulations or changes in the nature of the Company's operations or the effects of activities of prior occupants or activities at neighboring facilities will not have an adverse impact on the Company's operations.

INTELLECTUAL PROPERTY

     The Company does not own any patents. The Company has registered trademarks for the Showpower name and Showpower logo in the United States, Japan and Brazil and has applied for registration in the European Union. The Company intends to protect its distinctive name and logo throughout the areas of the world where it maintains a presence and, accordingly, will expand trademark and service mark registrations as foreign operations increase.

COMPETITION

     The Company believes that the temporary power and temperature control rental services market is both highly competitive and fragmented. Showpower faces significant competition in virtually all of its markets from general equipment rental companies, specialized equipment rental companies, and OEMs and their dealers or distributors. The Company also faces competition from utility companies and from local and national electrical and HVAC contractors. Company believes that Aggreko Ltd., a power, temperature control and air compressor equipment rental company based in the U.K., provides services that are the most comparable in type and scope to those of Showpower. Aggreko Ltd. is substantially larger than the Company and has a total of over 70 depots in more than 20 countries worldwide.

     There are no significant barriers to entry into the power generation or temperature control rental markets. Competition is based primarily on the availability of equipment, price, reputation and service quality and capabilities. Many of the Company's competitors are larger and have greater financial and other resources than the Company.

     Showpower believes that its principal competitive strengths are its: (i) established reputation and the relationships that it has developed with customers in the entertainment and related industries; (ii) ability to provide planning, rental, technical and personnel support services on a fully integrated basis; (iii) ability to seek out and manage a large number of projects simultaneously; and (iv) ability to assemble and rapidly deploy complex equipment systems throughout the world. The Company also believes that it has an advantage over general equipment rental firms, and rental firms specializing in serving industrial and commercial customers, where management believes that service requirements and performance expectations are less stringent.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 118 full-time employees. The Company also engages personnel, from time to time, on a part-time or project-by-project basis. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company leases all of its facilities, including its executive offices and main shop and warehouse facility in Rancho Dominguez, California, and regional offices in Richardson, Texas; Scotch Plains, New Jersey; Fort Lauderdale, Florida; Bristol, England; Rio de Janeiro, Brazil and an administrative office in Irvington, New York. Current lease terms range from one to ten years. The Company believes all of its facilities are in good operating condition.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved from time to time in various routine legal proceedings incidental to its business. The Company is not engaged in any legal proceeding that is expected to have a material adverse effect on the results of operations or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the holders of the Common Stock during the fourth quarter of 1998.

                                    PART II
                       (IN THOUSANDS, EXCEPT SHARE DATA)

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is traded on The American Stock Exchange under the symbol SHO. The prices set forth below reflect the high and low sales quotations for the Common Stock as reported by The American Stock Exchange for the calendar periods indicated beginning with the date on which the Offering was completed. As of March 1, 1999, there were approximately 2,000 holders of the Common Stock, based on security position listings.

                                         1998
                                      -----------
                                      HIGH    LOW
                                      ----    ---
Second Quarter (From June 16, 1998)   $15 1/8 $131/2
Third Quarter                         $17     $7 7/8
Fourth Quarter                        $12 1/4 $7

     In connection with the conversion of the Company's S corporation status to C corporation status, the Company distributed $400 to its S Corporation stockholders during 1998. The Company distributed $500 to its S Corporation stockholders in 1997.

     The Company does not anticipate paying any cash dividends on the Common Stock in the foreseeable future and anticipates that any future earnings will be retained to finance the Company's operations and expansion. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company's earnings levels, capital requirements, restrictive loan covenants and other factors the Board of Directors may deem relevant. The Company's bank line of credit agreement restricts payment of dividends other than the dividends paid to S Corporation stockholders in 1998.

     In the Offering, the Company sold 1,200,000 shares of its Common Stock pursuant to a Registration Statement on Form SB-2 (Commission File No. 333-50595, declared effective June 16, 1998). The Offering was made through a syndicate of underwriters, the representative of which was Prime Charter Ltd. The shares were offered and sold by the underwriters at an initial public offering price of $11.00 per share, resulting in aggregate gross offering proceeds of $13,200. On July 2, 1998, the Company sold 180,000 additional shares of Common Stock at a price of $11.00 per share to the underwriters of the Offering pursuant to the exercise of their over-allotment option resulting in aggregate gross offering proceeds of $1,980. The Company incurred expenses in connection with the sale of shares:

Underwriting discounts and commissions.......   $ 1,063
Expenses paid to or for underwriters.........       640
Other Expenses...............................       618
                                                -------
                                                $ 2,321
                                                -------
                                                -------

     Through December 31, 1998, the Company has applied proceeds from the Offering as follows:

Purchase of power generation and temperature
  control equipment...............................   $ 6,274
Repayment of indebtedness.........................     4,049
Working capital...................................     2,136
Distribution to S Corporation stockholders........       400
                                                     -------
                                                     $12,859
                                                     -------
                                                     -------

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

     There were no unregistered sales of securities by the Company during the fourth quarter of 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

     The following discussion should be read in conjunction with the Company's consolidated financial statements, including the related notes thereto, and other financial information included in this Form 10-KSB. Certain statements made in this report relating to trends in the Company's operations or financial results, as well as other statements, including words such as 'anticipate', 'believe', 'plan', 'estimate', 'expect', 'intend', and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which would cause actual results to be materially different from those contemplated by the forward-looking statements, including the following risks and uncertainties: the unpredictable nature of the Company's business; risks of foreign operations including fluctuations in currency exchange ratios; the Company's dependance on entertainment and related industries; the risks of the Company's growth strategy through acquisitions and opening new branch offices in the U.S. and elsewhere; the Company's dependence on suppliers of power generation equipment; the Company's dependence on key management personnel; and risks of competition.

OVERVIEW

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

     The Company experiences quarterly, seasonal and annual variations in revenues and net income (which can be material) as a result of several factors, including the timing and scale of concert tours, broadcast events and special events, delays in or cancellations of customers' tours and events, the presence or absence of triennial, quadrennial and large-scale special events, as well as changes in the Company's revenues mix and related profitability among its various rental services offered. Accordingly, operating results in any quarter should not be considered indicative of results for the year or any future periods. Most of the events serviced by the Company are held outdoors in the northern hemisphere and typically occur during the second and third quarters of the year.

     In 1998 the Company completed its initial public offering (the 'Offering'), resulting in net proceeds of $12,859 which were applied primarily to reduce debt and acquire power generation and temperature control equipment. Capital expenditures in 1998 resulted in an increase in the Company's rental assets of over $9,000 by December 31, 1998, representing a 79% increase in property and equipment from 1997. The increase in rental assets allowed the Company to establish operations in Brazil, expand in temperature control markets and reduce its cost of equipment rented for use in its customers projects.

     Although revenues increased $2,881 or 17% to $20,175 in 1998 from $17,294 in 1997, the Company posted an operating loss of $669 in 1998 compared to an operating profit of $1,218 in the prior year. The Company experienced revenue growth and recorded operating profits during each of the first three quarters of 1998, followed by lower revenues and an operating loss in the fourth quarter of 1998.

     During the first three quarters of 1998, revenues rose $4,157 or 33% compared to the first three quarters of 1997 due to increased concert touring and special events activity, growth in local rental operations and commencement of operations in Brazil. Operating profit during the first nine months of 1998 increased by $310 or 31% to $1,307 compared to $997 in the same period of 1997.

     Revenues of $3,595 in the fourth quarter of 1998 decreased significantly, both on a year-to-year and sequential-quarter basis, falling $1,276 or 26% compared to the year-earlier quarter and by $3,128 or 47% from the third quarter of 1998. Fourth quarter revenues decreased sharply due to the conclusion of several large concert tours and special events, for which the Company had provided services during the preceding four quarters, as well as a slowdown in television and film production in southern California and weaker economic conditions in Brazil and Asia.

     The Company recorded an operating loss of $1,976 in the fourth quarter of 1998 compared to an operating profit of $221 in the fourth quarter of 1997. Operating expenses increased both on a year-to-year and sequential-quarter basis, reflecting the Company's inability to reduce the costs of its operations in the short term, as well as certain additional expenses recorded during the period. The Company maintained personnel and other expenses at levels in excess of those required by prevailing business conditions, in part to ensure the availability of resources the Company expects will be needed during the traditional summer peak season in 1999 and for millennium related projects which are anticipated to materialize toward the end of 1999. The timing and increased expenses associated with the Company's expansion, including the commencement and physical expansion of operations in Brazil, amplified the impact of the reduction in fourth quarter revenue.

     During the fourth quarter, operations in Brazil were affected by slower economic growth and start-up costs, which were charged against income. During the fourth quarter, and in connection with its U.K. operations, the Company also recorded charges of $261 relating to the termination of a consulting contract and established reserves for certain doubtful accounts.

     Subsequent to December 31, 1998, the Company implemented programs to lower its fixed operating expenses and costs of sales on an ongoing basis, and to improve its ability to respond to future seasonal and other fluctuations inherent in the nature of its business.

     Approximately 77% and 85% of Showpower's revenues for 1998 and 1997, respectively, was denominated in U.S. dollars; 19% and 15%, respectively, was denominated in British pounds sterling; and four percent was denominated in the Brazilian real (the 'real') in 1998. Fluctuations in currency exchange rates result in fluctuations in reported results of operations and financial position of the Company for business conducted in currencies other than the U.S. dollar. For transactions denominated in currencies other than the U.S. dollar, the Company's results of operations are converted at average rates of exchange during the reporting period and balance sheet amounts are translated at exchange rates at the balance sheet date. The results from such conversion and changing exchange rates are recorded as a separate component of stockholders' equity, which increased stockholders' equity by $9 at December 31, 1998, and $17 at December 31, 1997. The Company anticipates that foreign currency denominated revenues will become a more significant part of the Company's total revenues as it opens additional branch offices outside of the United States.

     In January 1999 the Central Bank of Brazil altered its foreign exchange policy, resulting in a devaluation of the real. The value of the real was 2.05 reals to the U.S. dollar at March 1, 1999 and 1.21 reals to the U.S. dollar at December 31, 1998. The effects of the devaluation and related changes in economic conditions on the Brazilian operations cannot be predicted with any certainty and may have a material adverse effect on the Company's future operating results. To reduce the impact of currency fluctuations in Brazil, the Company is reducing or converting most of its ongoing U.S. dollar operating costs to reals. To further reduce its exposure, the Company is also reducing the rental equipment assets deployed there.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, components of the Company's statements of operations as a percentage of revenue.

                                                        YEARS ENDED
                                                       DECEMBER 31,
                                                     -----------------
                                                     1998         1997
                                                     ----         ----
Revenues                                             100%         100%
Cost of sales                                         63           57
                                                     ----         ----
Gross profit                                          37           43
General and administrative                            38           34
Depreciation and amortization                          1            1
Stock compensation expense                             1            1
                                                     ----         ----
Operating (loss) income                               (3 )          7
Other income and (expense)                            (1 )         (1 )
                                                     ----         ----
(Loss) income before income taxes and minority
  interest                                            (4 )          6
Income tax provision                                  (4 )         (1 )
Minority interest                                     --           --
                                                     ----         ----
Net (loss) income                                     (8 )%         5%
                                                     ----         ----
                                                     ----         ----

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenues. Revenues increased to $20,175 in 1998 from $17,294 in 1997, an increase of $2,881, or 17%. Of this increase, $1,751 or 61% was attributable to an increase in concert touring and special events, $929 or 32% resulted from the Company's operations in Brazil and $201 or 7% is due to a full year of operations of the Company's U.K. subsidiary, Templine. The Company commenced recognizing results of operations in Brazil in July 1998 and acquired Templine in March 1997.

     Cost of Sales. Cost of sales increased to $12,720 in 1998 from $9,790 in 1997, an increase of $2,930, or 30%. Cost of sales as a percentage of revenues was 63% in 1998 and 57% in 1997. Personnel and travel costs increased to $5,341 (26% of revenues) in 1998 from $3,404 (20% of revenues) in 1997. The rise in personnel and travel costs, which was due to increased concert touring and special events, short-term labor requirements in the U.K., start-up costs and operations in Brazil, and an increase in projects involving foreign and other travel costs, accounted for 67% of the increase in cost of sales. Shipping and transportation costs increased to $1,950 (10% of revenues) from $1,452 (8% of revenues), due in part to start-up costs and operations in Brazil.

     As a result of 1998 capital expenditures for power generation and temperature control equipment, short-term equipment rental costs decreased $463 to $2,347 (12% of revenues) in 1998 from $2,810 (16% of revenues) in 1997 and depreciation of rental equipment increased $683 to $1,564 (8% of revenues) in 1998 from $881 (5% of revenues) in 1997.

     Gross Profit. Gross profit was $7,455 in 1998, approximating $7,504 in 1997. Gross profit as a percentage of revenues was 37% in 1998 and 43% in 1997. Lower revenues in the fourth quarter of 1998 and increased fixed costs such as depreciation expense contributed to the decline in the gross profit margin. Start-up of operations in Brazil also reduced the gross profit margin.

     General and Administrative Expenses. General and administrative expenses increased to $7,708 in 1998 from $5,957 in 1997, an increase of $1,751 or 29%. The increase, which included a $125 charge for termination of a consulting contract, was a result of overall growth in operations, a full year of operations of Templine, operations in Brazil which commenced in 1998 and the addition of a new branch office in Florida. Salaries and other employee-related costs increased to $4,476 in 1998 from $3,599 in 1997, an increase of $877 or 24% due to increased personnel to support growth in operations. Other general and administrative expenses, including insurance, occupancy, vehicles, supplies, equipment repairs and maintenance and telephone, increased to $3,232 in 1998 from $2,358 in 1997, an increase of $874, or 37% as a result of the increase in rental assets, facilities and overall growth in operations.

     Depreciation and Amortization. Depreciation and amortization increased to $274 in 1998 from $222 in 1997, an increase of $52 or 23%, due to increased leasehold improvements and warehouse equipment in 1998.

     Stock Compensation Expense. In March 1997, the Company made restricted stock awards of an aggregate of 128,767 shares of common stock to certain executive officers of the Company. The shares of common stock are restricted and subject to forfeiture upon termination of employment. Stock compensation expense is being recognized over the three-year vesting period based on the value of the shares at the date of grant.

     (Loss) Income From Operations. As a result of the above factors, the Company posted an operating loss of $669 in 1998 as compared to operating income of $1,218 in 1997, a decrease in operating income of $1,887.

     Other Income and (Expense). Other expense increased to $216 in 1998 from $171 in 1997, due primarily to higher borrowings in 1998 prior to the Offering in June 1998.

     (Loss) Income Before Income Taxes and Minority Interest. As a result of the above factors, loss before income taxes and minority interest was $885 in 1998 compared to income before income taxes and minority interest of $1,047 in 1997.

     Provision for Income Taxes. The income tax provision was $683 in 1998 and $116 in 1997, an increase of $567. The provision for income taxes consists of a provision for income taxes on earnings of foreign subsidiaries and a provision for U.S. federal and state income tax since the date of the Offering. The Company paid no income taxes on its U.S. operations prior to becoming a C Corporation in June 1998. The 1998 provision includes a one-time non-cash charge of $784 to record the deferred tax liability arising from the Company's conversion from S Corporation to taxable C corporation status.

     Minority Interest. Minority interest represents the 10% minority shareholder interest in earnings of the Company's subsidiary, Showpower Brasil S.A.

     Net (Loss) Income. Net loss in 1998 was $1,575 as compared to net income of $931 in 1997. On a pro forma basis, net (loss) income in 1998 and 1997 was $(585) and $632, respectively. Pro forma net income reflects provisions for federal and state income taxes as if the Company's U.S. operations had been subject to federal and state income taxation as a C Corporation at an assumed 40% combined federal and state income tax rate during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     Following the application of the net proceeds from the Offering, working capital increased $3,100 to $1,493 at December 31, 1998 from a working capital deficit of $1,607 at December 31, 1997.

     The Company currently has two asset-based financing commitments totaling $6,500. The first commitment with Caterpillar Financial Services Corporation ('CAT Financial') provides for borrowings bearing interest at rates not to exceed the 5-year treasury bond rate plus 3.5% per annum (approximately 8% at December 31, 1998), with monthly principal and interest payments over a 5-year term. The commitment expires April 30, 1999. At December 31, 1998, no borrowings from CAT Financial were outstanding and the Company had additional availability of approximately $3,500. At March 1, 1999, borrowings of $759 were outstanding from CAT Financial and the Company had additional availability of approximately $2,741. The other commitment is with Charter Financial, Inc. ('Charter') and bears interest at a rate determined by the lender at the funding date, with monthly principal and interest payments payable over a four-year term, and 20% of the principal amount due at the end of the term. Prepayment prior to maturity may be made in an amount equal to the sum of future principal and interest payments, discounted at an annual rate of 6%. At December 31, 1998, borrowings of $1,940 from Charter were outstanding and the Company had additional availability of approximately $313. Borrowings under the asset-based arrangements are collateralized by power generation and temperature control equipment.

     The Company has a commitment for a $2,000 line of credit facility from a bank (the 'New Facility'). Interest under the New Facility will be payable monthly at the lender's prime rate plus 1%, or, at the Company's option, LIBOR plus 3.125%. The New Facility will have a term through April 2000. The New Facility will include customary negative covenants, such as restrictions on the Company's ability to incur debt, make acquisitions, pay dividends, make investments or sell assets, as well as financial covenants regarding the Company's tangible net worth, ratio of cash and accounts receivable to current liabilities, ratio of liabilities to tangible net worth and cash flow to current portion of long term debt obligations. The Company will also be required to maintain a specified level of cash and cash equivalents under the terms of the New Facility.

     The Company's U.K. subsidiary, Templine, also has a line of credit with a bank in the amount of 125 British pounds sterling ($208 at December 31, 1998) bearing interest based on the bank's reference rate (6.25% at December 31, 1998) plus 2.5%, with a term through December 20, 1999. At December 31, 1998, borrowings of $176 were outstanding under this credit line.

     The Company had operating losses of approximately $351 in 1998 from operations in Brazil, which commenced in 1998. The January 1999 currency devaluation in Brazil, along with other factors that are likely to negatively impact economic conditions in Brazil, such as high interest rates, import restrictions and tax increases, may lead to inflation and a decrease in demand for the Company's services. While the Company is reducing operating costs and assets allocated to operations in Brazil, there can be no assurance that the Company's operations in Brazil will be profitable or generate significant cash flow from operations in the near term. The effect on 1999 operations of reducing the Company's exposure in Brazil in 1999, including the costs of such reduction, is not expected to exceed the operating loss from start-up and operations in Brazil in 1998.

     Capital expenditures (including assets acquired through capital lease and note payable financing) were $9,630 and $2,903 for the years ended December 31, 1998 and 1997, respectively, consisting primarily of power generation, distribution and temperature control equipment. The Company has applied approximately $6,274 of the net proceeds of the Offering to acquire or construct power generation and temperature control equipment.

     Cash (used in) provided by operating activities for 1998 and 1997 totaled $(523) and $2,363, respectively. The decrease of $2,142 in cash flow from operations resulted primarily from the decrease in earnings and decrease in customer deposits.

     Cash used in investing activities for 1998 and 1997 totaled $5,694 and $4,018, respectively. The increase of $1,676 resulted primarily from application of the Offering proceeds for increased capital expenditures in 1998.

     Cash provided by financing activities for 1998 and 1997 totaled $8,668 and $1,955, respectively. In 1998, the Company issued a total of 1,380,000 shares of Common Stock in the Offering for $11.00 per share. The net proceeds from the sale of shares totaled $12,859, after deduction of underwriting discounts, commissions and offering-related expenses. In 1997, the Company issued 754,000 shares of Common Stock for net cash proceeds of $2,043.

     The Company believes that cash flows from operations and the Company's available existing credit facilities are sufficient to meet operating needs and capital spending requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

     The Year 2000 Problem. Many information technology ('IT') hardware and software systems ('IT Systems') and non-IT systems containing embedded technology, such as microcontrollers and microchip processors ('Non-IT Systems'), can only process dates with six digits (e.g., 06/26/98), instead of eight digits (e.g., 06/26/1998). This limitation may cause IT Systems and Non-IT Systems to experience problems processing information with dates after December 31, 1999 (e.g., 01/01/00 could be processed as 01/01/2000 or 01/01/1900) or with other dates, such as September 9, 1999, which was traditionally used as a default date by computer programmers. These problems may cause IT Systems and Non-IT Systems to suffer miscalculations, malfunctions, or disruption. These problems are commonly referred to as 'Year 2000' or 'Y2K' problems. While the Company has no present assurance that all of its IT Systems, Non-IT Systems, vendors and service providers are Year 2000 compliant, management believes the potential risk and any associated cost resulting from the Year 2000 problem will not be material to the Company's results of operations or financial condition.

     The Company's State of Readiness. Based on representations of third parties, the Company believes computer software applications on which the Company relies for accounting, management and operating information are recent releases of, or can be readily upgraded to, Year 2000 compliant, commercially available applications. The Company is in the process of determining which, if any, of those applications are not Year 2000 compliant.

     The Company is continuing its Year 2000 assessment as it relates to Non-IT Systems and third parties with whom it has a material relationship. The Company has initiated the process of surveying key vendors to insure they are Year 2000 compliant, which to date has consisted of requests of vendors to describe their state of readiness. The Company is unaware of any key vendors who are not compliant; however, such survey is not yet complete. The Company is unable to ascertain when this process will be complete, as it has no control over the responsiveness of such third parties. Third parties with whom the Company has a material relationship consist of accounting and office software vendors, banks, a transfer agent, and payroll service and telephone systems providers, among others. The Company is not aware of any such third party for which alternate sources of supply are unavailable. The Company plans to complete its assessment by the third quarter of 1999 and replace or upgrade any applications or Non-IT Systems that are not Year 2000 compliant by the fourth quarter of 1999.

     The Company does not separately identify costs that are specifically attributable to resolving the Year 2000 issue. Such costs to date consist primarily of internal resources devoted to assessing the Company's state of readiness and are not significant. Based on the Company's assessment to date, the Company does not expect the future costs related to the resolution of this matter to exceed $100.

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

EFFECTS OF INFLATION

     Inflation has not had a material impact upon the operating results of the Company. To date, in those instances in which the Company has experienced cost increases, it has been able to increase selling prices to offset such increases in cost. There can be no assurance, however, that the Company's business will not be affected by inflation or that it can continue to increase its selling prices to offset increased costs and remain competitive. The effects of devaluation of the real in 1999 on the Company's Brazilian operations may result in inflation in Brazil, which could have an adverse effect on future operating results.

ITEM 7. FINANCIAL STATEMENTS.

INDEPENDENT AUDITORS' REPORT

Showpower, Inc.

We have audited the accompanying consolidated balance sheet of Showpower, Inc. and subsidiaries (the 'Company') as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Los Angeles, California
March 24, 1999

SHOWPOWER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1998 (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                               $ 2,937
  Accounts receivable, net of allowance for doubtful accounts of $310                                       1,387
  Due from officers and employees (Note 11)                                                                    59
  Prepaid expenses and other current assets                                                                   341
  Refundable income taxes                                                                                      75
  Deferred income taxes (Note 8)                                                                              225
                                                                                                          -------

       Total current assets                                                                                 5,024
                                                                                                          -------

PROPERTY AND EQUIPMENT (Notes 4, 5 and 10):
  Property and equipment                                                                                   21,526
  Accumulated depreciation and amortization                                                                (5,524)
                                                                                                          -------

       Property and equipment, net                                                                         16,002
                                                                                                          -------

OTHER ASSETS:
  Due from officers (Note 11)                                                                                  80
  Intangible assets, less accumulated amortization of $282 (Note 3)                                         1,212
  Deposits and other assets                                                                                   222
                                                                                                          -------

       Total other assets                                                                                   1,514
                                                                                                          -------

TOTAL                                                                                                     $22,540
                                                                                                          -------
                                                                                                          -------

See accompanying notes to consolidated financial statements.

SHOWPOWER, INC. AND SUBSIDIARIES

DECEMBER 31, 1998 (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank line of credit (Note 5)                                                                            $   176
  Current portion of long-term debt (Note 5)                                                                  644
  Current portion of capital lease obligations (Note 10)                                                       74
  Accounts payable                                                                                          1,723
  Accrued payroll and related expenses                                                                        517
  Other accrued expenses                                                                                      351
  Customer deposits                                                                                            21
  Accrued income taxes                                                                                          3
  Deferred income taxes (Note 8)                                                                               22
                                                                                                          -------

       Total current liabilities                                                                            3,531
                                                                                                          -------

LONG-TERM LIABILITIES:
  Long-term debt, net of current portion (Note 5)                                                           1,496
  Capital lease obligations, net of current portion (Note 10)                                                 120
  Deferred income taxes (Note 8)                                                                              987
  Other long-term liabilities                                                                                  70
                                                                                                          -------

       Total long-term liabilities                                                                          2,673
                                                                                                          -------

       Total liabilities                                                                                    6,204
                                                                                                          -------

MINORITY INTEREST                                                                                              46
                                                                                                          -------

COMMITMENTS AND CONTINGENCIES (Notes 9, 10 and 14)
STOCKHOLDERS' EQUITY (Note 6):
  Preferred stock; $0.01 par value; authorized, 1,000,000 shares; none issued or outstanding
  Common stock; $0.01 par value; authorized, 6,500,000 shares; issued and outstanding, 3,421,842 shares        34
  Additional paid-in capital                                                                               19,645
  Notes receivable from stockholders                                                                         (513)
  Cumulative foreign currency translation adjustment                                                            9
  Accumulated deficit                                                                                      (2,885)
                                                                                                          -------

       Total stockholders' equity                                                                          16,290
                                                                                                          -------

TOTAL                                                                                                     $22,540
                                                                                                          -------
                                                                                                          -------

See accompanying notes to consolidated financial statements.

SHOWPOWER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997 (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                1998       1997
REVENUES                                                                                       $20,175    $17,294
COST OF SALES, Including depreciation of rental assets of $1,564 in 1998 and $881 in 1997       12,720      9,790
                                                                                               -------    -------
GROSS PROFIT                                                                                     7,455      7,504
                                                                                               -------    -------
OPERATING EXPENSES:
  General and administrative                                                                     7,708      5,957
  Depreciation and amortization                                                                    274        222
  Stock compensation expense                                                                       142        107
                                                                                               -------    -------
       Total operating expenses                                                                  8,124      6,286
                                                                                               -------    -------
(LOSS) INCOME FROM OPERATIONS                                                                     (669)     1,218
                                                                                               -------    -------
OTHER INCOME AND (EXPENSE):
  Interest expense                                                                                (395)      (204)
  Interest and other income                                                                        179         33
                                                                                               -------    -------
       Total other expense                                                                        (216)      (171)
                                                                                               -------    -------
(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                           (885)     1,047
INCOME TAX PROVISION, INCLUDING DEFERRED TAXES FROM S CORPORATION CONVERSION OF $784 IN 1998
  (Note 8)                                                                                         683        116
MINORITY INTEREST                                                                                    7         --
                                                                                               -------    -------
NET (LOSS) INCOME                                                                               (1,575)       931
OTHER COMPREHENSIVE (LOSS) INCOME--
  Foreign currency translation adjustment                                                           (8)        17
                                                                                               -------    -------
COMPREHENSIVE (LOSS) INCOME                                                                    $(1,583)   $   948
                                                                                               -------    -------
                                                                                               -------    -------

BASIC NET (LOSS) INCOME PER SHARE (Note 7)                                                     $ (0.59)   $  0.54
DILUTED NET (LOSS) INCOME PER SHARE (Note 7)                                                   $ (0.59)   $  0.52

PRO FORMA AMOUNTS (Unaudited) (Note 8):
  (Loss) income before income taxes, as reported                                               $  (885)   $ 1,047
  Minority interest                                                                                  7         --
  Pro forma income tax (benefit) provision                                                        (307)       415
                                                                                               -------    -------
  Pro forma net (loss) income                                                                  $  (585)   $   632
                                                                                               -------    -------
                                                                                               -------    -------

  Pro forma basic net (loss) income per share                                                  $ (0.18)   $  0.37
  Pro forma diluted net (loss) income per share                                                $ (0.18)   $  0.35
  Supplemental pro forma basic net income per share                                                       $  0.35
  Supplemental pro forma diluted net income per share                                                     $  0.34

See accompanying notes to consolidated financial statements.

SHOWPOWER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997 (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                           CUMULATIVE
                                                                              NOTES         FOREIGN
                                                             ADDITIONAL     RECEIVABLE      CURRENCY
                                                   COMMON     PAID-IN          FROM        TRANSLATION   ACCUMULATED
                                       SHARES      STOCK      CAPITAL      STOCKHOLDERS    ADJUSTMENT      DEFICIT       TOTAL
BALANCE, JANUARY 1, 1997              1,159,075     $ 12      $  4,060                                     $(1,341)     $ 2,731
  Issuance of common stock (Note 6)     754,000        7         2,493                                                    2,500
  Stock granted to officers (Note
    6)                                  128,767        1           425                                                      426
  Unearned compensation expense
    (Note 6)                                                      (320)                                                    (320)
  Stockholders notes, including
    accrued interest of $22 (Note
    6)                                                                        $ (479)                                      (479)
  Net income                                                                                                   931          931
  Distribution to S Corporation
    stockholders                                                                                              (500)        (500)
  Foreign currency translation
    adjustment                                                                                $ 17                           17
                                      ---------    ------    ----------        -----           ---       -----------    -------
BALANCE, DECEMBER 31, 1997            2,041,842       20         6,658          (479)           17            (910)       5,306
  Issuance of common stock (Note 6)   1,380,000       14        12,845                                                   12,859
  Compensation expense (Note 6)                                    142                                                      142
  Net loss                                                                                                  (1,575)      (1,575)
  Accrued interest                                                               (34)                                       (34)
  Distribution to S Corporation
    stockholders                                                                                              (400)        (400)
  Foreign currency translation
    adjustment                                                                                  (8)                          (8)
                                      ---------    ------    ----------        -----           ---       -----------    -------
BALANCE, DECEMBER 31, 1998            3,421,842     $ 34      $ 19,645        $ (513)         $  9         $(2,885)     $16,290
                                      ---------    ------    ----------        -----           ---       -----------    -------
                                      ---------    ------    ----------        -----           ---       -----------    -------

See accompanying notes to consolidated financial statements.

SHOWPOWER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                 1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                             $(1,575)   $   931
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                                1,838      1,103
     Stock compensation expense                                                                     142        107
     Gain on settlement (Note 12)                                                                    --       (163)
     Gain on disposal of property and equipment                                                    (221)        --
     Deferred income taxes                                                                          564         29
     Minority interest                                                                                7         --
     Changes in operating assets and liabilities:
       Accounts receivable                                                                          (80)      (276)
       Prepaid expenses and other current assets                                                     68       (350)
       Income taxes                                                                                (298)       120
       Other assets                                                                                (148)        19
       Accounts payable                                                                            (440)       487
       Due to affiliate                                                                             (43)       (53)
       Other accrued expenses                                                                       220        (74)
       Customer deposits                                                                           (557)       483
                                                                                                -------    -------
          Net cash (used in) provided by operating activities                                      (523)     2,363
                                                                                                -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash acquired                                                  (100)    (2,105)
  Purchases of property and equipment                                                            (5,941)    (1,904)
  Proceeds from sale of property and equipment                                                      347         --
  Other                                                                                              --         (9)
                                                                                                -------    -------
          Net cash used in investing activities                                                  (5,694)    (4,018)
                                                                                                -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                         12,859      2,043
  Proceeds from issuance of long-term debt                                                          338        685
  Net borrowings under bank line of credit                                                           57        119
  Principal payments on long-term debt                                                           (4,034)      (242)
  Principal payments on capital lease obligations                                                  (152)      (150)
  Distributions to S Corporation stockholders                                                      (400)      (500)
                                                                                                -------    -------
          Net cash provided by financing activities                                               8,668      1,955
                                                                                                -------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         2,451        300
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                        486        186
                                                                                                -------    -------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                          $ 2,937    $   486
                                                                                                -------    -------
                                                                                                -------    -------
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION (Note 12)

See accompanying notes to consolidated financial statements.

SHOWPOWER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

 1. ORGANIZATION

    Showpower, Inc. and subsidiaries (the 'Company') provide temporary power generation and temperature control rental equipment and support services on a worldwide basis for entertainment, corporate and special events. The Company's customers include corporations, event producers, television networks, motion picture studios, facility operators and performers that need electric power and/or temperature control services to support events at locations where these services are inadequate or unavailable. In addition to rental equipment, the Company provides fully integrated, value-added services, including planning, technical advice, customized installations, on-site operations and support personnel. The Company's power equipment consists of transportable, diesel-powered electricity generators contained in acoustic enclosures, and related power distribution equipment. Temperature control equipment consists of transportable, electrically driven ventilation, heating and air conditioning units.

    The Company completed its Initial Public Offering of common stock (the 'Offering') on June 16, 1998.

    The consolidated financial statements of Showpower, Inc. include the accounts of Templine, Ltd. ('Templine'), a 100%-owned United Kingdom corporation, and Showpower Brasil, S.A. ('SPB'), a 90%-owned Brazilian corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

    PREPAID EXPENSES AND OTHER CURRENT ASSETS - Costs related to scheduled future projects for which contracts are in place are deferred and charged to expense in the period revenue is recognized.

    PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Leasehold improvements are amortized over the related lease term. Depreciation is computed on a straight-line basis using the following estimated useful lives:

Rental equipment                                                          7-10 years
Vehicles                                                                     5 years
Furniture and fixtures                                                       7 years
Other equipment                                                            5-7 years

    A portion of the Company's interest expense was incurred to fund the construction of certain assets. Interest capitalized during 1998 and 1997 amounted to $41 and $28, respectively.

    REVENUE RECOGNITION - Revenue is recognized over the term of and commensurate with the scope of services provided. Customer deposits and cash received before services are performed are deferred and recorded as current liabilities.

    INTANGIBLE ASSETS - Intangible assets, primarily goodwill, are stated at cost and are amortized using the straight-line method over estimated useful lives ranging from 2 to 15 years.

    INCOME TAXES - Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of the Company's assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Prior to the Offering in June 1998, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and similar state tax provisions. Under those provisions, the Company was not subject to federal corporate income taxes. The earnings of S corporations are reported on the tax returns of the stockholders. The Company's United Kingdom and Brazilian subsidiaries are subject to income tax in those foreign jurisdictions.

    FOREIGN CURRENCY - The British pound sterling and Brazilian real are the functional currencies for Templine and SPB, respectively. Results of operations are converted at average rates of exchange during the year, and balance sheet amounts are translated at exchange rates at the balance sheet date. The effects of such conversion and changing exchange rates are a component of comprehensive income and recorded as a separate component of stockholders' equity.

    EARNINGS PER SHARE - Basic EPS is calculated based on weighted average outstanding shares. Diluted EPS includes the effect of restricted shares issued to officers and employee stock options, to the extent they are dilutive. The unaudited supplemental pro forma net income per share gives effect to the increase in number of shares, the net proceeds of which would have been sufficient to pay the distributions to stockholders from proceeds from the Offering.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts and disclosures. Actual results could differ from those estimates.

    FINANCIAL INSTRUMENTS - Financial instruments that subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents are placed primarily with institutions with high credit ratings, and the Company has not experienced losses with respect to these items.

    The concentration of credit risk with respect to accounts receivable is generally diversified, as the Company has a broad customer base nationwide and, to a lesser extent, worldwide. Customers are primarily within the entertainment industry. Although receivables are unsecured, the Company routinely assesses the financial strength of its customers and provides allowances for potential credit losses. In 1997, one customer comprised 11% of total revenues for the year.

    The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturities of such instruments. Short-term and long-term notes payable are carried at amounts approximating fair value based on current rates available to the Company for debt with similar terms.

    LONG-LIVED ASSETS - The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when future estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

    NEW ACCOUNTING PRONOUNCEMENTS - In 1998, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 130, 'Reporting Comprehensive Income,' which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. SFAS No. 130 requires reclassification of comparative financial statements for earlier periods, and the 1997 financial statements have been reclassified to conform to the 1998 presentation.

    In 1998, the Company adopted SFAS No. 131, 'Disclosures About Segments of an Enterprise and Related Information,' which establishes standards for reporting information about operating segments in annual and interim financial statements.

    In June 1998, the FASB issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' which is effective for the Company's fiscal year ending December 31, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under the provisions of SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

 3. ACQUISITIONS

    In January 1998, the Company acquired the assets (primarily rental equipment) of Ed's Crystal Electric, Inc. at a total cost of $240. Goodwill related to the acquisition totaled $58 and is being amortized over 15 years.

    In March 1997, the Company acquired 100% of the common stock of Templine, at a cost of $2,119, including acquisition costs. Goodwill related to the acquisition, totaling $1,193, is being amortized over 15 years.

    The Company accounted for both acquisitions using the purchase method of accounting, and the results of operations have been included since the acquisition dates. The acquired businesses operate in the same business as the Company.

    The following unaudited pro forma information presents results of operations as though Templine had been acquired at the beginning of 1997:

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                             1997
                                                                         (UNAUDITED)
Revenues                                                                   $ 17,495
Income before income taxes                                                 $    971
Net income                                                                 $    876
Basic net income per share                                                 $   0.51
Diluted net income per share                                               $   0.49

 4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                         DECEMBER 31,
                                                                             1998
Rental equipment                                                           $ 18,061
Vehicles                                                                        989
Furniture and fixtures                                                          249
Other equipment                                                                 916
Leasehold improvements                                                          710
Work in process                                                                 601
                                                                         ------------
                                                                             21,526
Accumulated depreciation and amortization                                    (5,524)
                                                                         ------------
                                                                           $ 16,002
                                                                         ------------
                                                                         ------------

    Depreciation and amortization expense in 1998 and 1997 was $1,713 and $992, respectively.

 5. LONG-TERM DEBT
    The following is a summary of long-term debt:

Notes payable to Charter Financial, Inc., payable in monthly installments of $59 including interest, due January 2001 to May 2002, bearing annual interest at rates ranging from
  8.7% to 11.0%, collateralized by certain rental equipment                                     $1,940
Notes payable, denominated in British pounds sterling, payable in monthly installments including interest ranging from 5% to 24%, due November 2000, collateralized by certain
  vehicles and rental equipment                                                                     98
Note payable in monthly installments including interest at 9.5%, due January 2001,
  unsecured                                                                                        102
                                                                                             ------------
Total notes payable                                                                              2,140
Less current portion                                                                               644
                                                                                             ------------
Long-term portion                                                                               $1,496
                                                                                             ------------
                                                                                             ------------

    Maturities of long-term debt are as follows:

 YEAR ENDING     DECEMBER 31,
DECEMBER 31,         1998
    1999            $  644
    2000               678
    2001               611
    2002               207
                 ------------
    Total           $2,140
                 ------------
                 ------------

    Unused equipment financing availability totaled $3,813 at December 31, 1998. Available financing under the arrangement with Caterpillar Financial Services Corp. is $3,500 as of December 31, 1998, bearing interest at rates not to exceed the 5-year Treasury Bond rate plus 3.5% (approximately 8% at December 31, 1998) with monthly principal and interest payments over a 6-year term. Obligations may be repaid prior to maturity without penalty. The available financing under the arrangement with Charter Financial, Inc. is $313 as of December 31, 1998, bearing interest at a rate determined by the lender at the funding date, with monthly principal and interest payments over a 4-year term, with 20% of the interest and principal amount due at the end of the term. Prepayment prior to maturity may be made at an amount equal to the sum of future principal and interest payments, discounted at an annual rate of 6%.

    The Company has a $2,000 line of credit facility from a bank (the 'Facility'). Under the Facility, availability of funds in excess of $750 is subject to an accounts receivable borrowing base formula, and interest is payable monthly at the lender's prime rate (7.75% at December 31, 1998) plus .75%, or, at the Company's option, the London Interbank Offered Rate (LIBOR), plus 2.75%. The line of credit expires May 1, 1999. The Company has a commitment for a $2,000 line of credit facility (the 'New Facility') which it expects to replace the Facility. Interest under the New Facility will be payable monthly at the lender's prime rate plus 1%, or, at the Company's option, LIBOR plus 3.125%. The New Facility will expire April 2000. Both the New Facility and the Facility include customary negative covenants such as restrictions on the Company's ability to incur debt, make acquisitions, pay dividends, make investments or sell assets, as well as financial covenants regarding the Company's tangible net worth, ratio of cash and accounts receivable to current liabilities, ratio of liabilities to tangible net worth and cash flow to current portion of long-term obligations ratio. At December 31, 1998, the Company had no borrowings under the Facility, and would not have been permitted to borrow because it was not in compliance with certain of the covenants. The bank subsequently waived compliance with such covenants through May 1, 1999. The Company has a line of credit of 125 British pounds sterling (approximately $208 at December 31, 1998). The U.K. line of credit bears interest based on the bank's reference rate (6.25% at December 31, 1998) plus 3.5% and expires December 20, 1999. At December 31, 1998, $176 was outstanding under the U.K. line of credit.

 6. STOCKHOLDERS' EQUITY

    In March 1997, the Company issued 754,000 shares of common stock for $2,500, including 137,913 shares issued to certain officers in exchange for recourse promissory notes of $457. The notes, which bear interest at 6.25% per annum, are due at maturity in September 2002. The notes are recorded as a reduction of stockholders' equity.

    In March 1998, the Company was reincorporated in Delaware. In connection with the reincorporation, the Company is authorized to issue 6,500,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.01 per share. On April 6, 1998, the Company's Board of Directors declared a 754-for-one stock split of the outstanding common stock and effected the split by paying a stock dividend. All 1997 share and per share amounts have been restated to reflect the reincorporation and the stock split.

    In the Offering, the Company sold 1,200,000 shares of its common stock, $.01 par value, on June 16, 1998, pursuant to a Registration Statement on Form SB-2. The shares were offered and sold by the underwriters at an initial public offering price of $11.00 per share, resulting in aggregate gross offering proceeds of $13,200. On July 2, 1998, the Company sold 180,000 additional shares of common stock at $11.00 per share to the underwriters of the Offering pursuant to the exercise of their over-allotment option resulting in aggregate gross offering proceeds of $1,980. The Company incurred expenses in connection with the sale of shares as follows:

Underwriting discounts and commissions                                        $1,063
Expenses paid to or for underwriters                                             640
Other expenses                                                                   618
                                                                              ------
                                                                              $2,321
                                                                              ------
                                                                              ------

    Through December 31, 1998, the Company has applied net proceeds from the Offering and exercise of over allotment option as follows:

Purchase of power generation and temperature control equipment              $ 6,274
Repayment of indebtedness                                                     4,049
Working capital                                                               2,136
Distribution to S Corporation stockholders                                      400
                                                                            -------
                                                                            $12,859
                                                                            -------
                                                                            -------

    In March 1997, the Company granted certain officers 128,767 restricted shares, which vest at the end of three years. Compensation expense based on the fair value of the shares ($3.32 per share) is being recognized over the vesting period.

    Effective January 1, 1998, the Board of Directors and the stockholders of the Company adopted the 1998 Stock Option and Incentive Plan (the '1998 Stock Option Plan'). Under the 1998 Stock Option Plan, the Company may award stock options and performance shares to employees and directors of the Company. The aggregate number of shares of common stock that may be awarded under the 1998 Stock Option Plan is 565,500, subject to adjustment in certain events. No individual participant may receive awards for more than 141,375 shares in any calendar year. In May 1998, the Company granted non-qualified stock options to employees under the 1998 Stock Option Plan for an aggregate of 479,563 shares of common stock, effective at the date of the Offering. Each of such options has an exercise price of $11.00 per share and has a term of 10 years. The options vest in three equal annual installments, beginning at the date of the initial public offering. At December 31, 1998, no options had been exercised or forfeited, 479,563 options were outstanding and 158,188 were vested.

    No compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock options and restricted stock been determined based on the fair value at the grant date, consistent with the provisions in SFAS No. 123, the Company's net loss and loss per share (basic and diluted) would have been $2,564 and $0.97, respectively, for 1998. The per share value of the options granted during 1998 is estimated at $6.06 on the date of grant. No options were granted prior to 1998. The fair values were determined using a Black-Scholes option pricing model with the assumption of no dividends payments, volatility of 80%, risk free interest rate of 5.5% and expected life of 3 years.

 7. EARNINGS PER SHARE

                                                          YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------
                                             1998                                         1997
                           -----------------------------------------    -----------------------------------------
                              LOSS           SHARES        PER SHARE      INCOME          SHARES        PER SHARE
                           (NUMERATOR)    (DENOMINATOR)     AMOUNT      (NUMERATOR)    (DENOMINATOR)     AMOUNT
BASIC NET (LOSS) INCOME
  PER SHARE
  Net (loss) income          $(1,575)       2,653,787       $ (0.59)       $ 931         1,724,580        $0.54
                           -----------                     ---------       -----                        ---------
                           -----------                     ---------       -----                        ---------
DILUTED NET INCOME PER
  SHARE
  Effect of restricted
    stock                                      -                                            76,563
                                          -------------                                -------------
  (Loss) income
    attributed to common
    stockholders and
    effect of restricted
    stock                    $(1,575)       2,653,787       $ (0.59)       $ 931         1,801,143        $0.52
                           -----------    -------------    ---------       -----       -------------    ---------
                           -----------    -------------    ---------       -----       -------------    ---------

    The dilutive effect of 128,767 shares of restricted stock (see Note 7) on earnings per share in 1997 is calculated using the treasury stock method. Assumed proceeds equal to unearned compensation divided by the initial public offering price per share is used to reduce the dilutive effect of restricted stock by the resulting number of shares.

 8. INCOME TAXES

    In connection with the Offering, the Company terminated its S Corporation status. As a result, the Company is subject to income taxes at the corporate level after June 16, 1998. The unaudited pro forma income tax provision in the consolidated statements of operations, which relates to periods prior to the Offering, is based upon an assumed 40% federal and state income tax rate for the Company's U.S. operations.

    In connection with the conversion of the Company's S Corporation status to C Corporation status, the Company is required by FASB No. 109 to record deferred income tax liabilities and deferred income tax assets. Such change in the Company's tax status resulted in a net charge to earnings of $784 during 1998. This charge is a result of differences in the accounting and tax treatment of certain of the Company's assets and liabilities and resulted in an increase in net deferred income tax liabilities.

    Significant components of the income tax provision are as follows:

                                                                      YEARS ENDED
                                                                     DECEMBER 31,
                                                                    ---------------
                                                                    1998       1997
Current:
  Federal                                                           $   -      $  -
  State                                                                15
  Foreign                                                              45        87
                                                                    -----      ----
                                                                       60        87
                                                                    -----      ----
Deferred:
  Deferred income taxes from change in tax status                     784
  Federal                                                            (209)
  State                                                               (14)
  Foreign                                                              62        29
                                                                    -----      ----
                                                                      623        29
                                                                    -----      ----
Income tax provision                                                $ 683      $116
                                                                    -----      ----
                                                                    -----      ----

    A reconciliation of income taxes computed at the federal statutory tax rate to the provision for income tax is as follows:

                                                                                 YEARS ENDED
                                                                                 DECEMBER 31,
                                                                                --------------
                                                                                1998     1997
Tax (benefit) provision at federal statutory rate                               $(310)   $ 366
Deferred income taxes from change in tax status                                   784        -
S Corporation tax (provision) benefit attributed to S Corporation
  stockholders                                                                     14     (366)
Foreign income taxes                                                              107      116
Permanent differences                                                              43        -
Other                                                                              45        -
                                                                                -----    -----
Income tax provision                                                            $ 683    $ 116
                                                                                -----    -----
                                                                                -----    -----

    The tax effects of significant items comprising the Company's net deferred income taxes consist of the following:

                                                                                   DECEMBER 31,
                                                                                       1998
Deferred income tax assets:
  Net operating loss carryforwards                                                    $  359
  Allowance for doubtful accounts                                                        150
  Stock compensation                                                                     107
  Federal benefit of deferred state income taxes                                          55
  Foreign tax credit carryover                                                            59
  Other                                                                                   76
                                                                                   ------------
     Total                                                                               806
                                                                                   ------------
Deferred income tax liabilities:
  Depreciation and amortization                                                        1,490
  Other                                                                                   41
                                                                                   ------------
     Total                                                                             1,531
                                                                                   ------------
Valuation allowance                                                                       59
                                                                                   ------------
Net deferred income tax liabilities                                                   $  784
                                                                                   ------------
                                                                                   ------------

   Foreign tax credits expire in 2003. Foreign taxes relate to the Company's operations in the United Kingdom and Brazil, as well as withholding on other foreign source income received in the U.S. The Company's net operating loss carryforwards expire in 2018. Cumulative undistributed earnings of foreign subsidiaries, which are expected to be reinvested indefinitely, and for which no deferred taxes have been provided, approximated $95 at December 31, 1998. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes paid. Foreign pretax income was $22 and $238 in 1998 and 1997, respectively.

 9. RETIREMENT PLAN

    The Company has a 401(k) plan covering employees who have completed one year of service and are age 21 or older. The Company contributes 50% of employee contributions, up to 6% of eligible compensation. The Company incurred $53 and $76 in retirement plan expense during 1998 and 1997, respectively.

10. LEASES

    OPERATING LEASE OBLIGATIONS - The Company leases office and warehouse facilities in California, New York, New Jersey, Texas and Bristol, England, under operating leases expiring at various dates through 2008. The Company has a $300 performance bond, which expires in August 1999, in favor of the lessor of its facilities in Rancho Dominguez, California. The Company also rents equipment under month-to-month rental agreements. Short-term during rental expense of generators and other operating equipment was $2,322 and $2,810 during 1998 and 1997, respectively. Other rental expense was $560 and $230 in 1998 and 1997, respectively.

    CAPITAL LEASE OBLIGATIONS - The Company leases various equipment under capital leases. Amortization is computed by the straight-line method and has been included in depreciation and amortization expense.

    The following is a summary of property held under capital leases at December 31, 1998:

Rental equipment                                                               $ 425
Vehicles                                                                          67
Other equipment, furniture and fixtures                                          183
                                                                               -----
Total property at cost                                                           675
Accumulated amortization                                                        (225)
                                                                               -----
Total                                                                          $ 450
                                                                               -----
                                                                               -----

    FUTURE MINIMUM LEASE PAYMENTS - The future minimum lease payments under operating and capital leases are as follows at December 31, 1998:

                               YEAR ENDING                                  OPERATING    CAPITAL
                              DECEMBER 31,                                   LEASES      LEASES
  1999                                                                       $   619      $  86
  2000                                                                           511         45
  2001                                                                           422         39
  2002                                                                           377         34
  2003                                                                           368         17
  Thereafter                                                                   1,401          -
                                                                            ---------    -------
  Total minimum lease payments                                               $ 3,698        221
                                                                            ---------
                                                                            ---------
  Amount representing interest                                                              (27)
                                                                                         -------
  Present value of net minimum lease payments                                               194
  Current portion of capital lease obligations                                               74
                                                                                         -------
  Long-term portion                                                                       $ 120
                                                                                         -------
                                                                                         -------

11. RELATED-PARTY TRANSACTIONS

    DUE FROM OFFICERS - In addition to notes from stockholders (see Note 6), at December 31, 1998, the Company held notes from officers of $80, $60 of which are due in April 2000 with interest payable biweekly at the Company's bank borrowing rate (8.5% at December 31, 1998), and $20 of which bear interest at 6.25% per annum, due at maturity in September 2002. Other loans to officers at December 31, 1998, totaled $38 and were repaid in March 1999.

    TRANSACTIONS WITH AFFILIATES - The Company purchases freight forwarding services and travel agency services (primarily airline tickets) from entities with common ownership. The Company also purchases freight forwarding and maintenance services from a company owned by an employee of Templine. The Company's minority stockholder in SPB, has invoiced and collected revenues on the Company's behalf and has incurred certain expenses on the Company's behalf.

         The following is a summary of transactions with the affiliates:

                                                                                 YEARS ENDED
                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                                 1998    1997
Travel agency services                                                           $125    $118
Freight services                                                                 $228    $217
Templine freight and maintenance services                                        $ 61    $ 50

    INTELLECTUAL PROPERTY RIGHTS - In 1996, the Company purchased intellectual property rights for $67 from one of its officers and stockholders. The intellectual property rights, which have an estimated useful life of three years, include a data acquisition system, control system, engine interface module and generator interface module. The related amortization expense totaled $6 and $22 in 1998 and 1997, respectively.

12. SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                                                                          YEARS ENDED
                                                                                          DECEMBER 31,
                                                                                         1998      1997
Cash paid for interest, net of amounts capitalized, and income taxes is as follows:
  Interest expense                                                                      $  395    $  204
  Income taxes                                                                          $  268    $   53
Summary of noncash investing and financing activities:
  Acquisition of business through note payable financing                                $  140    $    -
  Purchases of assets financed through capital leases, notes payable and trade
     payables to be converted to notes payable                                          $3,689    $  999
  Repayment of stockholder notes through issuance of long-term debt                     $    -    $1,327

    Assets acquired and (liabilities assumed) in connection with the acquisition of Templine in 1997 were as follows:

Accounts receivable                                                           $  213
Property and equipment                                                         1,269
Goodwill                                                                       1,193
Accounts payable                                                                 (87)
Accrued expenses                                                                 (91)
Customer deposits                                                                (48)
Notes payable                                                                    (97)
Income taxes payable                                                             (56)
Deferred income taxes                                                           (191)
                                                                              ------
Total                                                                         $2,105
                                                                              ------
                                                                              ------

         In 1994, the Company entered into a cooperation agreement with Mitsuho Electric, Ltd., Japan ('Mitsuho'). Under the terms of the agreement, the companies were to share equally the gross revenues less certain costs. As part of the agreement, Mitsuho advanced to the Company a noninterest-bearing note payable of $400. The Company terminated the agreement in 1997. The balance of the note at December 31, 1996 of $213 was disputed by the Company and settled for $50 in 1997, resulting in a gain of $163.

13. SEGMENT INFORMATION

    The Company's operations are organized around geographic areas. All of the Company's segments provide similar temporary power generation and temperature control rental equipment and support services. Information about the Company's business segments is as follows:

                                                               YEAR ENDED DECEMBER 31, 1998
                                                -----------------------------------------------------------
                                                                                ADJUSTMENTS
                                                UNITED     UNITED                   AND
                                                STATES     KINGDOM    BRAZIL    ELIMINATIONS   CONSOLIDATED
Revenues                                        $15,453    $3,949     $  929       $(156)        $ 20,175
                                                -------    -------    ------    -----------    ------------
                                                -------    -------    ------    -----------    ------------
Operating loss                                  $   (30)   $ (168 )   $ (376)      $ (95)        $   (669)
                                                -------    -------    ------    -----------    ------------
                                                -------    -------    ------    -----------    ------------
Interest expense                                                                                     (395)
Interest and other income                                                                             179
                                                                                               ------------
Loss before income taxes and minority
  interest                                                                                       $   (885)
                                                                                               ------------
                                                                                               ------------
Identifiable assets                             $18,483    $3,375     $  705       $ (19)        $ 22,544
                                                -------    -------    ------    -----------    ------------
                                                -------    -------    ------    -----------    ------------
Capital expenditures                            $ 8,832    $  555     $  359       $(116)        $  9,630
                                                -------    -------    ------    -----------    ------------
                                                -------    -------    ------    -----------    ------------
EBITDA                                          $ 1,613    $   87     $ (351)      $-            $  1,349
                                                -------    -------    ------    -----------    ------------
                                                -------    -------    ------    -----------    ------------

Depreciation and amortization                   $ 1,476    $  255     $   13       $  94         $  1,838
                                                -------    -------    ------    -----------    ------------
                                                -------    -------    ------    -----------    ------------

                                                                   YEAR ENDED DECEMBER 31, 1997
                                                         -------------------------------------------------
                                                                               ADJUSTMENTS
                                                         UNITED     UNITED         AND
                                                         STATES     KINGDOM    ELIMINATIONS   CONSOLIDATED
Revenues                                                 $14,803    $2,905       $  (414)       $ 17,294
                                                         -------    -------    -----------    ------------
                                                         -------    -------    -----------    ------------
Operating profit                                         $ 1,041    $  197       $   (20)       $  1,218
                                                         -------    -------    -----------
                                                         -------    -------    -----------
Interest expense                                                                                    (204)
Interest and other income                                                                             33
                                                                                              ------------
Income before income taxes                                                                      $  1,047
                                                                                              ------------
                                                                                              ------------
Identifiable assets                                      $ 8,725    $3,284       $  (284)       $ 11,725
                                                         -------    -------    -----------    ------------
                                                         -------    -------    -----------    ------------
Capital expenditures                                     $ 2,568    $  335                      $  2,903
                                                         -------    -------                   ------------
                                                         -------    -------                   ------------
EBITDA                                                   $ 1,942    $  380                      $  2,321
                                                         -------    -------                   ------------
                                                         -------    -------                   ------------
Depreciation and amortization                            $   901    $  182       $    20        $  1,103
                                                         -------    -------    -----------    ------------
                                                         -------    -------    -----------    ------------

    Transactions between the United Kingdom and United States are recorded at estimated fair value of services provided. Assets in use in Brazil through temporary importation and the related depreciation are not allocated to the Brazil segment. EBITDA represents earnings before interest expense, taxes, depreciation and amortization. Corporate office costs are allocated to the United States segment.

14. COMMITMENTS AND CONTINGENCIES

    The Company is a party to potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses with respect to these matters, and the ultimate resolution will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

15. FOURTH QUARTER ADJUSTMENTS

    Significant year-end adjustments made in the fourth quarter of 1998 consist of accrued costs to terminate a contract ($125) and increases in the allowance for doubtful accounts relating to the collectibility of two customers accounts ($136).

16. SUBSEQUENT EVENTS

    In February 1999, the Company borrowed $759 from Caterpillar Financial Services Corp., collateralized by certain rental equipment, bearing interest at 9% per annum, with monthly payments of principal and interest over a seven-year term.

    In January 1999, the Central Bank of Brazil altered its foreign exchange policy, resulting in a devaluation of the real. The value of the real was
    2.05 reals to the U.S. dollar at March 1, 1999 and 1.21 reals to the U.S. dollar at December 31, 1998.

    In 1999, the Company is negotiating to sell certain rental equipment with a net book value of approximately $2,000. Some of the equipment to be sold is deployed in Brazil.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this Item concerning the Directors, nominees for Director, executive officers of the Company and disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements:

                                                                      PAGE
                                                                      ----
Independent Auditors' Report........................................  13
Consolidated Balance Sheet as of December 31, 1998..................  14
Consolidated Statements of Operations for the Years Ended
  December 31, 1998 and 1997........................................  16
Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1998 and 1997..................................  17
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998 and 1997........................................  18
Notes to Consolidated Financial Statements..........................  19

       2. Financial Statement Schedules:

     All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or related notes.

       3. Exhibits:

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on page 31, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b) Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SHOWPOWER, INC.

                                          By: ________/s/ JOHN J. CAMPION_______
                                                       John J. Campion
                                                  Chief Executive Officer

Dated: March 31, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                        TITLE                             DATE
------------------------------------------  -----------------------------------------------   ---------------

           /s/ JOHN J. CAMPION              Chief Executive Officer and Director (Principal    March 31, 1999
------------------------------------------  Executive Officer)
             John J. Campion

          /s/ MICHAEL W. CRABBE             Vice President and Chief Financial Officer         March 31, 1999
------------------------------------------  (Principal Financial Officer and Principal
            Michael W. Crabbe               Accounting Officer)

           /s/ JEFFREY B. STONE             Chairman of the Board and Director                 March 31, 1999
------------------------------------------
             Jeffrey B. Stone

            /s/ JOSEPH A. ADES              Director                                           March 31, 1999
------------------------------------------
              Joseph A. Ades

          /s/ DAVID C. BERNSTEIN            Director                                           March 31, 1999
------------------------------------------
            David C. Bernstein

          /s/ VINCENT A. CARRINO            Director                                           March 31, 1999
------------------------------------------
            Vincent A. Carrino

         /s/ ROBERT E. MASTERSON            Director                                           March 31, 1999
------------------------------------------
           Robert E. Masterson

           /s/ ERIC C. JACKSON              Director                                           March 31, 1999
------------------------------------------
             Eric C. Jackson

                               INDEX TO EXHIBITS

EXHIBIT                                                                                                   PAGE NO. IN
  NO.     DESCRIPTION                                                                                     THIS FILING
-------   ---------------------------------------------------------------------------------------------   ------------
  3.2     (1)   By-laws of the Company.................................................................
 10.1*    (1)   1998 Stock Option and Incentive Plan...................................................
 10.2*    (1)   Employment Agreement dated May 23, 1996 between the Registrant, John J. Campion and
                Modular Energy Systems (Ireland), Ltd..................................................
 10.3*    (1)   Employment Agreement dated May 23, 1996 between the Registrant and Laurence Anderson...
 10.4*    (1)   Employment Agreement dated July 1, 1996 between the Registrant and Stephen R.
                Bernstein..............................................................................
 10.5     (1)   Promissory Note and Security Agreement dated January 21, 1998 between the Registrant and Caterpillar Financial Services Corporation.........................................
 10.6.1   (1)   Loan and Security Agreement dated December 30, 1996 between the Registrant and Charter
                Financial, Inc.........................................................................
 10.6.2   (1)   Amendment dated January 9, 1997 to Loan and Security Agreement dated December 30, 1996 between the Registrant and Charter Financial, Inc......................................
 10.7     (1)   Revolving Credit Loan & Security Agreement dated March 2, 1998 between the Registrant and Comerica Bank California...........................................................
 10.8     (1)   Variable rate-single payment note dated March 2, 1998 from the Registrant to Comerica
                Bank California........................................................................
 10.9*    (1)   Employment Agreement dated May 23, 1998 between the Registrant and Jeffrey B. Stone....
 11             Statement re: Computation of Per Share Earnings........................................             32
 21             Subsidiaries of the Company............................................................             33
 23             Consent of Deloitte & Touche...........................................................             34
 27             Financial Data Schedule................................................................

------------------
 * The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-B.

(1) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form SB-2 (Registration No. 333-50595) is incorporated herein by reference.

                                   EXHIBIT 11

                                SHOWPOWER, INC.
                     COMPUTATION OF INCOME PER COMMON SHARE
                           FOR THE PERIODS INDICATED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            1998          1997
                                                                                         ----------    ----------
Net (loss) income.....................................................................   $   (1,575)   $      931
Weighted average shares outstanding...................................................    2,653,787     1,724,580
Dilutive effect of restricted stock after application of treasury stock method
  Restricted shares...................................................................           --        76,563
  Employee stock options..............................................................           --            --
Shares used in calculating diluted income per share...................................    2,653,787     1,801,143
Basic net (loss) income per share.....................................................   $    (0.59)   $     0.54
Diluted net (loss) income per share...................................................   $    (0.59)   $     0.52

                                   EXHIBIT 21

                          SUBSIDIARIES OF THE COMPANY

                                        STATE OR OTHER JURISDICTION
                                                    OF
       SUBSIDIARY                      INCORPORATION OR ORGANIZATION
------------------------               -----------------------------
Showpower Overseas, LLC                           Indiana
Templine, Ltd.                                     U.K.
Showpower Brasil, S.A.                            Brazil

                                   EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-60709 of Showpower, Inc. on Form S-8 of our report dated March 24, 1999, appearing in this Annual Report on Form 10-KSB of Showpower, Inc. for the year ended December 31, 1998.

/s/ DELOITTE & TOUCHE
Los Angeles, California
March 29, 1999