Form 10QSB
period 1999-03-31
SHOWPOWER INC
filed 1999-05-14
CIK 828360

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,421,842 shares of common stock as of April 30, 1998

          Transitional Small Business Disclosure Format Yes [ ] No [x]
================================================================================

                          Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                        SHOWPOWER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                          Three Months
                                                         Ended March 31,
                                                   ---------------------------
                                                       1999            1998
                                                   -----------     -----------
REVENUES                                           $     2,905     $     4,273
COST OF SALES                                            2,101           2,452
                                                   -----------     -----------
GROSS PROFIT                                               804           1,821
                                                   -----------     -----------

OPERATING EXPENSES:
    General and administrative                           1,878           1,566
    Depreciation and amortization                           79              61
    Stock compensation expense                              36              36
                                                   -----------     -----------
        Total operating expenses                         1,993           1,663
                                                   -----------     -----------

(LOSS) INCOME FROM OPERATIONS                           (1,189)            158
                                                   -----------     -----------

OTHER INCOME AND (EXPENSE), NET                             58            (115)
                                                   -----------     -----------

(LOSS) INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                                   (1,131)             43

    Income tax benefit                                    (375)            (42)
    Minority interest                                       (8)              -
                                                   -----------     -----------

NET (LOSS) INCOME                                         (748)             85

OTHER COMPREHENSIVE LOSS -
    Foreign currency translation adjustment               (136)             (9)
                                                   -----------     -----------
COMPREHENSIVE (LOSS) INCOME                        $      (884)    $        76
                                                   ===========     ===========

NET (LOSS) INCOME PER SHARE:
    Basic                                          $     (0.23)    $      0.04
    Diluted                                        $     (0.23)    $      0.04

PRO FORMA AMOUNTS:
    Income before income taxes, as reported                        $        43
    Pro forma income tax provision                                          63
                                                                   -----------
    Pro forma net loss                                             $       (20)
                                                                   ===========

PRO FORMA NET LOSS PER SHARE:
    Basic                                                          $     (0.01)
    Diluted                                                        $     (0.01)


WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                            3,293,075       1,913,080
    Diluted                                          3,293,075       2,018,128

          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                    March 31,      December 31,
                                                                                      1999             1998
                                                                                   -----------     ------------
                                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                       $  1,633      $  2,937
     Accounts receivable, net                                                           1,131         1,387
     Other receivables                                                                    972           134
     Deferred income taxes                                                                239           225
     Prepaid expenses and other current assets                                            333           341
                                                                                     --------      --------
                                                                                        4,308         5,024
                                                                                     --------      --------

PROPERTY AND EQUIPMENT                                                                 21,057        21,526
     less: accumulated depreciation and amortization                                   (5,767)       (5,524)
                                                                                     --------      --------
                                                                                       15,290        16,002
                                                                                     --------      --------

OTHER ASSETS, NET                                                                       1,452         1,514
                                                                                     --------      --------
                                                                                     $ 21,050      $ 22,540
                                                                                     ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank line of credit                                                             $    231      $    176
     Current portion of long-term debt and capital lease obligations                      787           718
     Accounts payable and accrued expenses                                              1,731         2,637
                                                                                     --------      --------
                                                                                        2,749         3,531
                                                                                     --------      --------
LONG TERM LIABILITIES:
     Long-term debt and capital lease obligations, net of current portion               2,190         1,616
     Deferred income taxes                                                                605           987
     Other long-term liabilties                                                            49            70
                                                                                     --------      --------
                                                                                        2,844         2,673
                                                                                     --------      --------

MINORITY INTEREST                                                                          23            46
                                                                                     --------      --------

STOCKHOLDERS' EQUITY:
     Preferred stock; $0.01 par value; authorized, 1,000,000 shares; none issued or outstanding
     Common stock; $0.01 par value; authorized, 6,500,000 shares;
     issued and outstanding, 3,421,842 shares                                              34            34
     Additional paid-in capital                                                        19,681        19,645
     Notes receivable from stockholders                                                  (521)         (513)
     Cumulative foreign currency translation adjustment                                  (127)            9
     Accumulated deficit                                                               (3,633)       (2,885)
                                                                                     --------      --------
                                                                                       15,434        16,290
                                                                                     --------      --------
                                                                                     $ 21,050      $ 22,540
                                                                                     ========      ========

          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                   Three Months
                                                                                 Ended March 31,
                                                                              --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                           1999         1998
                                                                              -------      -------
     Net (loss) income                                                        $  (748)     $    85

     Adjustments to reconcile net (loss) income to cash used in operating activities:

         Depreciation and amortization                                            584          386
         Stock compensation expense                                                36           36
         (Gain) loss on disposal of property and equipment                        (92)          24
         Deferred income taxes                                                   (418)          19
         Minority interest                                                        (22)           -

         Changes in operating assets and liabilities:
             Accounts receivable                                                  187           62
             Prepaid expenses and other current assets                              9         (266)
             Other assets                                                          33         (322)
             Accounts payable and accrued expenses                                (77)        (527)
                                                                              -------      -------
                  Net cash used in operating activities                          (508)        (503)
                                                                              -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of business                                                        -         (100)
     Purchases of property and equipment                                         (642)        (150)
                                                                              -------      -------
                  Net cash used in investing activities                          (642)        (250)
                                                                              -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term obligations                               90          333
     Net borrowings under bank lines of credit                                     54          475
     Principal payments on long-term debt and capital leases                     (206)        (264)
                                                                              -------      -------
                  Net cash (used in) provided by financing activities            (62)          544
                                                                              -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (92)           -
                                                                              -------      -------

NET DECREASE IN CASH AND EQUIVALENTS                                           (1,304)        (209)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  2,937          486
                                                                              -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 1,633      $   277
                                                                              =======      =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of business through note payable financing                        $     -      $   141
Purchases of assets through capital lease and note payable financing          $     -      $ 2,405
Issuance of long-term debt to extinguish trade payables                       $   759      $     -
Property and equipment acquired in exchange                                   $ 1,328      $     -
Net book value of property and equipment disposed of in exchange              $ 1,974      $     -
Sale of property and equipment in exchange for other receivable               $   797      $     -

          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                        (In Thousands, Except Share Data)
                                 March 31, 1999

Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Showpower, Inc. and its consolidated subsidiaries (collectively, the "Company"). The Company provides temporary power generation and temperature control rental equipment and support services on a worldwide basis for entertainment, corporate and special events.

         The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, these financial statements include all adjustments (consisting of normal recurring charges) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements. For this reason, the accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto filed as part of the Company's 1998 Annual Report on Form 10-KSB (File No. 1-14215).

         The results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

         The Company completed its initial public offering (the "Offering") of 1,200,000 shares of Common Stock for $11.00 per share on June 16, 1998. The Company received net proceeds of $11,082 after deduction of underwriting discounts, commissions and Offering-related expenses. On July 2, 1998 the Company sold an additional 180,000 shares of Common Stock at $11.00 to the underwriters of the Offering pursuant to the exercise of their over-allotment option. The Company received additional net proceeds of $1,777.

S Corporation Conversion

         The Offering resulted in termination of the Company's S Corporation status. As a result, after June 16, 1998, the Company became subject to U.S. state and federal income taxes at the corporate level. The pro forma income tax provision in the consolidated statement of operations for the three months ended March 31, 1998 is based upon an assumed 40% federal and state income tax rate for the Company's U.S. operations.

New Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year ending December 31, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under the provisions of SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

Sale and Exchange of Property and Equipment

         In March 1999 the Company sold property and equipment with a net book value of $1,974 for cash of $797 (which was included in other receivables at March 31, 1999) and property and equipment with a value of $1,328. The Company recognized a gain of $100 on the sale and deferred $51, which will be recognized as income through December 31, 1999, the period the Company agreed to lease back certain of the equipment.

Segment Information

         The Company's operations are organized around geographic areas. All of the Company's segments provide similar temporary power generation and temperature control rental equipment and support services. Information about the Company's business segments is as follows:

                                                                                            Adjustments
                                             United           United                             and
                                             States           Kingdom          Brazil       Eliminations     Consolidated
                                             ----------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 1999
Revenues                                     $ 2,201           $  566          $  305           $ (167)        $  2,905
Operating loss                               $  (709)          $ (344)         $ (116)          $  (20)        $ (1,189)
Other income and (expense)                                                                                           58
                                                                                                               --------
Loss before income taxes
     and minority interest                                                                                     $ (1,131)
                                                                                                               ========


FOR THE THREE MONTHS ENDED MARCH 31, 1998
Revenues                                     $ 4,015           $  350          $    -           $  (92)        $  4,273
Operating income (loss)                      $   503           $ (215)         $ (112)          $  (18)        $    158
Other income and (expense)                                                                                         (115)
                                                                                                               --------
Loss before income taxes                                                                                       $     43
                                                                                                               ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                        (In Thousands, Except Share Data)

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

         Approximately 77% of Showpower's revenues for 1998 was denominated in U.S. dollars, 19%, was denominated in British pounds sterling and four percent was denominated in the Brazilian real (the "real"). Fluctuations in currency exchange rates result in fluctuations in reported results of operations and financial position of the Company for business conducted in currencies other than the U.S. dollar. For transactions denominated in currencies other than the U.S. dollar, the Company's results of operations are converted at average rates of exchange during the reporting period and balance sheet amounts are translated at exchange rates at the balance sheet date. The results from such conversion and changing exchange rates are recorded as a separate component of stockholders' equity, which increased stockholders' equity by $9 at December 31, 1998, and decreased stockholders' equity by $127 at March 31, 1999. The Company anticipates that foreign currency denominated revenues will become a more significant part of the Company's total revenues as it opens additional branch offices outside of the United States.

         In January 1999 the Central Bank of Brazil altered its foreign exchange policy, resulting in a devaluation of the real. The value of the real was 1.72 reals to the U.S. dollar at March 31, 1999 and 1.21 reals to the U.S. dollar at December 31, 1998. The effects of the devaluation and related changes in economic conditions on the Brazilian operations cannot be predicted with any certainty and may have a material adverse effect on the Company's future operating results.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         REVENUE. Revenues decreased to $2,905 for the first quarter of 1999 from $4,273 for the same period in 1998, a decrease of $1,368, or 32%, due primarily to a decrease in special events and concert touring in 1999. The first quarter of 1998 included concert tours with the Rolling Stones and U2, the Winter Olympics in Nagano, Japan and a special touring event in Asia. These special events did not take place and no comparable events were serviced by the Company in the first quarter of 1999, resulting in a decrease in first quarter 1999 revenue of more than $1.8 million as compared to the first quarter of 1998. This decrease was partially offset by increased revenue from smaller projects in Brazil and the U.K. of approximately $445.

         COST OF SALES. Cost of Sales decreased to $2,101 for the first quarter of 1999 from $2,452 for the same period in 1998, a decrease of $351, or 14%, due to the decrease in revenues. Cost of sales as a percentage of revenues increased to 72% for the first quarter of 1999 from 57% for the same period in 1998, due principally to a slight increase in personnel and travel costs. Personnel and travel costs increased $80 to $922 (32% of revenues) for the first quarter of 1999 from $842 (20% of revenues) for the same period in 1998. The Company maintained personnel and other expenses at levels in excess of those required by prevailing business conditions in part to ensure the availability of resources the Company expects will be necessary during the traditional summer peak season and for other anticipated projects.

         GROSS PROFIT. Gross profit decreased to $804 for the first quarter of 1999 from $1,821 for the same period in 1998, a decrease of $1,017, or 56%. Gross profit as a percentage of revenue was 28% of revenue in the first quarter of 1999 and 43% of revenue in the first quarter of 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense increased to $1,878 for the first quarter of 1999 from $1,566 for the same period in 1998, an increase of $312, or 20%. Operations of Showpower Brasil, S.A., which was formed in the third quarter of 1998, accounted for $130 of the total first quarter 1999 increase in general and administrative expense. The remaining increase in general and administrative expense is due primarily to additional allowance for doubtful accounts, professional fees resulting primarily from public ownership, financing-related costs, increased costs of insurance and facilities, as well as costs associated with a planned acquisition of a generator rental company in Australia, which the Company elected not to consummate.

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

         LOSS (INCOME) FROM OPERATIONS. As a result of the above factors, the loss from operations was $1,189 for the first quarter of 1999, compared to income from operations of $158 for the same period in 1998, a decrease in earnings of $1,347.

         OTHER INCOME AND (EXPENSE), NET. Other income was $58 for the first quarter of 1999 compared to other net expense of $115 for the same period in 1998, an increase in other income of $173. The increase in other income was due primarily to the first quarter 1999 gain on sale of property and equipment of $100, as well as from lower interest expense in the first quarter of 1999 as compared to the first quarter of 1998.

         (LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST. As a result of the above factors, the loss before income taxes and minority interest was $1,131 for the first quarter of 1999 compared to income before income taxes and minority interest of $43 for the same period in 1998, a decrease in earnings of $1,174.

         INCOME TAX BENEFIT. The income tax benefit increased to $375 for the first quarter of 1999 from $42 for the same period in 1998, an increase of $333. The income tax benefit reflects the tax benefit of losses related to foreign subsidiaries and the U.S. federal and state income tax benefit of losses since the date of the Offering. The Company was not subject to income taxes on its U.S. operations prior to becoming a C Corporation in June 1998.

         MINORITY INTEREST. Minority interest represents the 10% minority shareholder interest in earnings or loss of the Company's subsidiary, Showpower Brazil, S.A.

         NET (LOSS) INCOME. Net loss for the first quarter of 1999 was $748, as compared to net income of $85 for the same period in 1998, a decrease in net earnings of $833. Net loss for the first quarter of 1999 increased from pro forma net loss of $20 for the same period in 1998, a decrease in net pro forma earnings of $728. Pro forma net loss reflects provisions for federal and state income taxes as if the Company's U.S. operations had been subject to federal and state income taxation as a C Corporation at an assumed 40% combined federal and state income tax rate during the periods presented.

Liquidity and Capital Resources

         Working capital increased to $1,559 at March 31, 1999 from $1,493 at December 31, 1998, an increase of $66.

         The Company has a $2,000 line of credit facility (the "Facility") from a bank. Interest under the Facility is payable monthly at the lender's prime rate plus .875%, or, at the Company's option, LIBOR plus 3%. The Facility has a term through April 2000. The Facility includes customary negative covenants, such as restrictions on the Company's ability to incur debt, make acquisitions, pay dividends, make investments or sell assets, as well as financial covenants regarding the Company's tangible net worth, ratio of cash and accounts receivable to current liabilities, ratio of liabilities to tangible net worth and cash flow to current portion of long term debt obligations. The Company is also required to maintain a specified level of cash and cash equivalents under the terms of the Facility. At March 31, 1999 there were no borrowings outstanding under the Facility. At March 31, 1999 the Company's U.K. subsidiary, Templine, had maximum available borrowings under a separate bank line of credit in the amount $231, bearing interest based on the bank's reference rate plus 2.5%, with a term through December 20, 1999.

         The January 1999 currency devaluation in Brazil, along with other factors that are likely to negatively impact economic conditions in Brazil, such as high interest rates, import restrictions and tax increases, may lead to inflation and a decrease in demand for the Company's services in Brazil. While the Company is reducing operating costs and rental assets allocated to operations in Brazil, there can be no assurance that the Company's operations in Brazil will be profitable or generate significant cash flow from operations in the near term.

         Capital expenditures (including assets acquired through exchange, capital leases and long-term debt) were $1,970 and $2,554 for the three months ended March 31, 1999 and 1998, respectively, consisting primarily of power generation, distribution and temperature control equipment. The Company has commitments to acquire property and equipment of approximately $1.4 million throughout the remainder of 1999. In March 1999 the Company sold property and equipment with a net book value of $1,974 for cash of $797 (which was included in other receivables at March 31, 1999) and property and equipment with a value of $1,328. The Company recognized a gain of $100 on the sale and deferred $51, which will be recognized as income through December 31, 1999, the period the Company agreed to lease back certain of the equipment.

         Cash used in operating activities for the first three months of 1999 and 1998 totaled $508 and $503, respectively. Cash used in operations for the first quarter of 1998 reflected deferred costs related to the World Cup project and Offering costs. The absence of similar cash requirements in 1999 resulted in approximately the same cash used in operations for the first quarter of 1999 and 1998, despite lower earnings for the first quarter of 1999.

         Cash used in investing activities for the first three months of 1999 and 1998 totaled $642 and $250, respectively. The increase of $392 resulted primarily from an increase in 1999 capital expenditures acquired for cash as compared to 1998. The Company reduced capital expenditures financed through capital leases and long-term debt in the first quarter of 1999 as compared to the same period in 1998.

         Cash (used in) provided by financing activities for the first three months of 1999 and 1998 totaled ($62) and $544, respectively. The decrease in cash provided by financing activities of $606 reflects reduced borrowing in the first quarter of 1999 as compared to the corresponding period in 1998.

         The Company believes that cash flows from operations and available credit facilities are sufficient to meet operating needs and capital spending requirements and reasonably foreseeable expansion for at least the next 12 months.

Year 2000 Compliance

         THE YEAR 2000 PROBLEM. Many information technology ("IT") hardware and software systems ("IT Systems") and non-IT systems containing embedded technology, such as microcontrollers and microchip processors ("Non-IT Systems"), can only process dates with six digits (e.g., 06/26/98), instead of eight digits (e.g., 06/26/1998). This limitation may cause IT Systems and Non-IT Systems to experience problems processing information with dates after December 31, 1999 (e.g., 01/01/00 could be processed as 01/01/2000 or 01/01/1900) or with other dates, such as September 9, 1999, which was traditionally used as a default date by computer programmers. These problems may cause IT Systems and Non-IT Systems to suffer miscalculations, malfunctions, or disruption. These problems are commonly referred to as "Year 2000" or "Y2K" problems. While the Company has no present assurance that all of its IT Systems, Non-IT Systems, vendors and service providers are Year 2000 compliant, management believes the potential risk and any associated cost resulting from the Year 2000 problem will not be material to the Company's results of operations or financial condition.

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

                            PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is involved from time to time in various routine legal proceedings incidental to its business. The Company is not engaged in any legal proceeding that is expected to have a material adverse effect on the results of operations, financial position or cash flows of the Company.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

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


                                        SHOWPOWER, INC.

                                        /s/ JOHN J. CAMPION
Dated: May 14, 1999                     ----------------------------------------
                                        John J. Campion, Chief Executive Officer


                                        /s/ MICHAEL W. CRABBE
Dated: May 14, 1999                     ----------------------------------------
                                        Michael W. Crabbe, Vice President -
                                        Chief Financial Officer