Form 10QSB
period 1999-06-30
SHOWPOWER INC
filed 1999-08-13
CIK 828360

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________
                        Commission file number 001-14215


                                 SHOWPOWER, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                             95-4678707
-------------------------------                          ----------------------
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

================================================================================

                          Part I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                        SHOWPOWER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)
                                   (Unaudited)



                                                              Three Months                       Six Months
                                                             Ended June 30,                    Ended June 30,
                                                     ---------------------------       ----------------------------
                                                        1999             1998             1999              1998
                                                     ----------       ----------       ----------        ----------

REVENUES                                             $    5,537       $    5,583       $    8,442        $    9,856
COST OF SALES                                             3,476            3,245            5,577             5,697
                                                     ----------       ----------       ----------        ----------
GROSS PROFIT                                              2,061            2,338            2,865             4,159
                                                     ----------       ----------       ----------        ----------

OPERATING EXPENSES:
    General and administrative                            1,536            2,011            3,414             3,577
    Depreciation and amortization                            80               60              159               121
    Stock compensation expense                               35               35               71                71
                                                     ----------       ----------       ----------        ----------
        Total operating expenses                          1,651            2,106            3,644             3,769
                                                     ----------       ----------       ----------        ----------

INCOME (LOSS) FROM OPERATIONS                               410              232             (779)              390
                                                     ----------       ----------       ----------        ----------

OTHER INCOME AND (EXPENSE), NET                               2             (133)              60              (248)
                                                     ----------       ----------       ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES AND
    MINORITY INTEREST                                       412               99             (719)              142

    Income tax provision (benefit)                           89              853             (286)              811
    Minority interest                                        25                -               17                 -
                                                     ----------       ----------       ----------        ----------

NET INCOME (LOSS)                                           298             (754)            (450)             (669)

OTHER COMPREHENSIVE (LOSS) INCOME -
    Foreign currency translation adjustment                 (57)               4             (193)               (5)
                                                     ----------       ----------       ----------        ----------
COMPREHENSIVE INCOME (LOSS)                          $      241       $     (750)      $     (643)       $     (674)
                                                     ==========       ==========       ==========        ==========

NET INCOME (LOSS) PER SHARE:
    Basic                                            $     0.09       $    (0.36)      $    (0.14)       $    (0.33)
    Diluted                                          $     0.09       $    (0.36)      $    (0.14)       $    (0.33)

PRO FORMA AMOUNTS:
    Income before income taxes, as reported                           $       99                         $      142
    Pro forma income tax provision                                            14                                 77
                                                                      ----------                         ----------
    Pro forma net income                                              $       85                         $       65
                                                                      ==========                         ==========

PRO FORMA NET INCOME PER SHARE:
    Basic                                                             $     0.04                             $ 0.03
    Diluted                                                           $     0.04                             $ 0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                             3,293,075        2,113,074        3,293,075         2,013,074
    Diluted                                           3,394,269        2,113,074        3,293,075         2,013,074
    Pro forma - Diluted                                                2,237,770                          2,126,930

          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                                                         June 30,           December 31,
                                                                                           1999                 1998
                                                                                        -----------         ------------
                                                                                        (Unaudited)

                                                ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                           $  2,620            $  2,937
     Accounts receivable, net                                                               1,944               1,387
     Other receivables                                                                        203                 134
     Deferred income taxes                                                                    221                 225
     Prepaid expenses and other current assets                                                597                 341
                                                                                         --------            --------
                                                                                            5,585               5,024
                                                                                         --------            --------

PROPERTY AND EQUIPMENT                                                                     21,843              21,526
     less: accumulated depreciation and amortization                                       (6,280)             (5,524)
                                                                                         --------            --------
                                                                                           15,563              16,002
                                                                                         --------            --------

OTHER ASSETS, NET                                                                           1,431               1,514
                                                                                         --------            --------
                                                                                         $ 22,579            $ 22,540
                                                                                         ========            ========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank line of credit                                                                 $    139            $    176
     Current portion of long-term debt and capital lease obligations                          866                 718
     Accounts payable and accrued expenses                                                  2,991               2,637
                                                                                         --------            --------
                                                                                            3,996               3,531
                                                                                         --------            --------
LONG TERM LIABILITIES:
     Long-term debt and capital lease obligations, net of current portion                   2,127               1,616
     Deferred income taxes                                                                    652                 987
     Other long-term liabilties                                                                53                  70
                                                                                         --------            --------
                                                                                            2,832               2,673
                                                                                         --------            --------

MINORITY INTEREST                                                                              48                  46
                                                                                         --------            --------

STOCKHOLDERS' EQUITY:
     Preferred stock; $0.01 par value; authorized, 1,000,000 shares; none issued or outstanding
     Common stock; $0.01 par value; authorized, 6,500,000 shares;
       issued and outstanding, 3,421,842 shares                                                34                  34
     Additional paid-in capital                                                            19,717              19,645
     Notes receivable from stockholders                                                      (529)               (513)
     Cumulative foreign currency translation adjustment                                      (184)                  9
     Accumulated deficit                                                                   (3,335)             (2,885)
                                                                                         --------            --------
                                                                                           15,703              16,290
                                                                                         --------            --------
                                                                                         $ 22,579            $ 22,540
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

                        SHOWPOWER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                                           Six Months
                                                                                                         Ended June 30,
                                                                                                   --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                1999              1998
                                                                                                   --------          --------
     Net loss                                                                                      $   (450)         $   (669)

     Adjustments to reconcile net loss to cash provided by operating activities:

         Depreciation and amortization                                                                1,159               786
         Stock compensation expense                                                                      71                71
         (Gain) loss on disposal of property and equipment                                              (92)               24
         Deferred income taxes                                                                         (291)              803
         Minority interest                                                                                2               -

         Changes in operating assets and liabilities:
             Accounts receivable                                                                       (572)             (530)
             Prepaid expenses and other current assets                                                 (255)             (101)
             Other assets                                                                                25              (237)
             Accounts payable and accrued expenses                                                    1,052               532
                                                                                                   --------          --------
                  Net cash provided by operating activities                                             649               679
                                                                                                   --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of business                                                                            -                (100)
     Purchases of property and equipment                                                             (1,262)             (932)
     Proceeds from collection of other receivables                                                      797
                                                                                                   --------          --------
                  Net cash used in investing activities                                                (465)           (1,032)
                                                                                                   --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net of expenses paid                                       -              11,455
     Proceeds from issuance of long-term obligations                                                     90               338
     Net (repayment) borrowings under bank lines of credit                                              (37)                2
     Principal payments on long-term debt and capital leases                                           (442)           (3,795)
     Distributions to stockholders                                                                      -                (400)
                                                                                                   --------          --------
                  Net cash (used in) provided by financing activities                                  (389)            7,600
                                                                                                   --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                (112)              -
                                                                                                   --------          --------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                                        (317)            7,247

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        2,937               486
                                                                                                   --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $  2,620          $  7,733
                                                                                                   ========          ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of business through note payable financing                                             $    -            $    141
Purchases of property and equipment through issuance of long-term obligations                      $    252          $  2,772
Issuance of long-term debt to extinguish trade payables                                            $    759          $    -
Property and equipment acquired in exchange                                                        $  1,328          $    -
Net book value of property and equipment disposed of in exchange                                   $  1,974          $    -
Sale of property and equipment in exchange for other receivable                                    $    797          $    -


          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                        (In Thousands, Except Share Data)
                                  June 30, 1999




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

         The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

S Corporation Conversion

         The Offering resulted in termination of the Company's S Corporation status. As a result, after June 16, 1998, the Company became subject to U.S. state and federal income taxes at the corporate level. The pro forma income tax provision in the consolidated statement of operations for the three and six month periods ended June 30, 1998 is based upon an assumed 40% federal and state income tax rate for the Company's U.S. operations.

New Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and has also issued SFAS No. 137, "Accounting for Derivatives and Hedging Instrument Activities Deferral of the Effective Date of FASB 133 and Amendment of FASB 133." These statements are effective for the Company's fiscal year ending December 31, 2001. SFAS Nos. 133 and 137 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under the provisions of SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact SFAS Nos. 133 and 137 will have on its financial statements, if any.

Sale and Exchange of Property and Equipment

         In March 1999, the Company sold property and equipment with a net book value of $1,974 for cash of $797 and property and equipment with a value of $1,328. The Company recognized a gain of $100 on the sale and deferred $51, which will be recognized as income through December 31, 1999, the period the Company agreed to lease back certain of the equipment.

Segment Information

         The Company's operations are organized around geographic areas. All of the Company's segments provide similar temporary power generation and temperature control rental equipment and support services. Information about the Company's business segments is as follows:


                                                                                                       Adjustments
                                                      United           United                              and
                                                      States           Kingdom           Brazil        Eliminations     Consolidated
                                                ------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED JUNE 30
1999
Revenues                                            $  3,589        $  1,215           $    996        $   (263)         $  5,537
Operating income                                    $     88        $     20           $    324        $    (22)         $    410
Other income and (expense)                                                                                                      2
                                                                                                                         --------
Income before income taxes and minority interest                                                                         $    412
                                                                                                                         ========

Intersegment revenues                               $    203        $     60           $    -          $   (263)         $    -
Total assets                                        $ 17,693        $  3,847           $  1,402        $   (363)         $ 22,579

1998
Revenues                                            $  4,471        $  1,087           $    -          $     25          $  5,583
Operating income (loss)                             $    238        $    119           $   (102)       $    (23)         $    232
Other income and (expense)                                                                                                   (133)
                                                                                                                         --------
Income before income taxes                                                                                               $     99
                                                                                                                         ========

Intersegment revenues                               $    -          $    (25)         $     -          $     25          $    -
Total assets                                        $ 19,347        $  3,672          $     -          $    (44)         $ 22,975


FOR THE SIX MONTHS ENDED JUNE 30
1999
Revenues                                            $  5,790        $  1,781           $  1,301        $   (430)         $  8,442
Operating income (loss)                             $   (621)       $   (324)          $    208        $    (42)         $   (779)
Other income and (expense)                                                                                                     60
                                                                                                                         --------
Loss before income taxes and minority interest                                                                           $   (719)
                                                                                                                         ========

Intersegment revenues                               $    367        $     63           $    -          $   (430)         $    -


1998
Revenues                                            $  8,486        $  1,437           $    -          $    (67)         $  9,856
Operating income (loss)                             $    741        $    (96)          $   (214)       $    (41)         $    390
Other income and (expense)                                                                                                   (248)
                                                                                                                         --------
Income before income taxes                                                                                               $    142
                                                                                                                         ========

Intersegment revenues                               $    -          $     67           $    -          $    (67)         $    -



Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                               (In Thousands, Except Share Data)

Overview

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere herein. Certain statements made in this report relating to trends in the Company's operations or financial results, as well as other statements, including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which would cause actual results to be materially different from those contemplated by the forward-looking statements, including the following risks and uncertainties: the unpredictable nature of the Company's business; the Company's dependence on entertainment and related industries; the risks of the Company's growth strategy through acquisitions and opening new branch offices in the U.S. and elsewhere; the Company's dependence on suppliers of power generation equipment; the Company's dependence on key management personnel; risks of foreign operations, including fluctuations in currency exchange rates; and risks of competition.

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

         Approximately 77% of Showpower's revenues for 1998 was denominated in U.S. dollars, 19%, was denominated in British pounds sterling and four percent was denominated in the Brazilian real (the "real"). Fluctuations in currency exchange rates result in fluctuations in reported results of operations and financial position of the Company for business conducted in currencies other than the U.S. dollar. For transactions denominated in currencies other than the U.S. dollar, the Company's results of operations are converted at average rates of exchange during the reporting period and balance sheet amounts are translated at exchange rates at the balance sheet date. The results from such conversion and changing exchange rates are recorded as a separate component of stockholders' equity, which increased stockholders' equity by $9 at December 31, 1998, and decreased stockholders' equity by $184 at June 30, 1999. The Company anticipates that foreign currency denominated revenues will become a more significant part of the Company's total revenues as it expands operations outside of the United States.

         In January 1999, the Central Bank of Brazil altered its foreign exchange policy, resulting in a devaluation of the real. The value of the real was 1.77 reals to the U.S. dollar at June 30, 1999 and 1.21 reals to the U.S. dollar at December 31, 1998. The effects of the devaluation and related changes in economic conditions on the Brazilian operations cannot be predicted with any certainty and may have a material adverse effect on the Company's future operating results.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         REVENUES. Revenues for the second quarter of 1999 were $5,537 as compared to $5,583 for the same period in 1998, a decrease of $46. Services provided in connection the 1998 World Cup games in France accounted for approximately $1,400 of revenue in the second quarter of 1998. No comparable event was serviced by the company in the second quarter of 1999. Operations in Brazil generated revenues of $996 in the second quarter of 1999 and contributed no revenues during the same period of 1998. Second quarter 1999 revenues increased $2,632, or 91%, from first quarter 1999 revenues of $2,905.

         COST OF SALES. Cost of sales increased to $3,476 for the second quarter of 1999 from $3,245 for the same period in 1998, an increase of $231, or 7%. Depreciation expense related to power generation and temperature control equipment increased to $495 for the second quarter of 1999 as compared to $340 for the same period in 1998, an increase of $155. The increase in depreciation expense, which accounts for 67% of the increase in cost of sales, was due primarily to the expansion of temporary power and HVAC rental assets following the Offering in June 1998. Cost of sales as a percentage of revenues increased to 63% for the second quarter of 1999 from 58% for the same period in 1998, due primarily to the increase in depreciation expense.

         GROSS PROFIT. Gross profit decreased to $2,061 for the second quarter of 1999 from $2,338 for the same period in 1998, a decrease of $277, or 12%. Gross profit as a percentage of revenue was 37% of revenue in the second quarter of 1999 and 42% of revenue in the second quarter of 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense decreased to $1,536 for the second quarter of 1999 from $2,011 for the same period in 1998, a decrease of $475, or 24%. The decrease is due primarily to reduction of personnel and other costs from 1998 levels.

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

         INCOME (LOSS) FROM OPERATIONS. As a result of the above factors, the income from operations was $410 for the second quarter of 1999, compared to income from operations of $232 for the same period in 1998, an increase of $178, or 77%.

         OTHER INCOME AND (EXPENSE), NET. Other income was $2 for the second quarter of 1999 compared to other net expense of $133 for the same period in 1998, a decrease in other net expense of $135. The decrease was due primarily to lower interest expense in the second quarter of 1999 as compared to the same period in 1998.

         INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST. As a result of the above factors, income before income taxes and minority interest was $412 for the second quarter of 1999 compared to $99 for the same period in 1998, an increase of $313, or 316%.

         INCOME TAX PROVISION (BENEFIT). The income tax provision decreased to $89 for the second quarter of 1999 from $853 for the same period in 1998, a decrease of $764. The decrease is due primarily to the one-time charge in the second quarter of 1998 of $784 to record the deferred tax liability arising from the Company's conversion to taxable C Corporation status. The income tax provision reflects income tax expense related to foreign subsidiaries and U.S. federal and state income tax expense since the date of the Offering. The Company was not subject to income taxes on its U.S. operations prior to becoming a C Corporation in June 1998.

         MINORITY INTEREST. Minority interest represents the 10% minority shareholder interest in earnings or loss of the Company's subsidiary, Showpower Brasil, S.A.

         NET INCOME (LOSS). Net income for the second quarter of 1999 was $298, as compared to net loss of $754 for the same period in 1998, an increase in net earnings of $1,052. Net income for the second quarter of 1999 increased from pro forma net income of $85 for the same period in 1998, an increase in net pro forma earnings of $213. Pro forma net income reflects provisions for federal and state income taxes as if the Company's U.S. operations had been subject to federal and state income taxation as a C Corporation at an assumed 40% combined federal and state income tax rate during the periods presented.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         REVENUES. Revenues for the first six months of 1999 decreased to $8,442 from $9,856 for the same period in 1998, a decrease of $1,414 or 14%, due primarily to a decrease in special events and concert touring in the first quarter of 1999. The first quarter of 1998 included concert tours with the Rolling Stones and U2, the Winter Olympics in Nagano, Japan and a special touring event in Asia. No comparable events were serviced by the Company in the first quarter of 1999, resulting in a decrease in first quarter 1999 revenue as compared to the first quarter of 1998.

         COST OF SALES. Cost of sales decreased to $5,577 for the first six months of 1999 from $5,697 for the same period in 1998, a decrease of $120, or 2% due to the decrease in revenues. Cost of sales as a percentage of revenues increased to 66% for the first six months of 1999 from 58% for the same period in 1998, due principally to a slight increase in personnel and travel costs in the first quarter of 1999. In the first quarter of 1999, the Company maintained personnel and certain other expenses at levels in excess of those required by business conditions in the quarter to ensure the availability of resources the Company expected to be necessary during the traditional summer peak season and for other anticipated projects. Personnel and travel costs were 28% of revenues in the first six months of 1999 as compared to 24% for the same period in 1998. Depreciation expense increased to $1,000 for the first six months of 1999 as compared to $666 for the same period in 1998, an increase of $334, which was offset by reduction in equipment rental expense in the first quarter of 1999, but not in the second quarter of 1999, as compared to the same periods of 1998.

         GROSS PROFIT. Gross profit decreased to $2,865 for the first six months of 1999 from $4,159 for the same period in 1998, a decrease of $1,294, or 31%. Gross profit as a percentage of revenue was 34% of revenue in the first six months of 1999 and 42% of revenue in the first six months of 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense decreased to $3,414 for the first six months of 1999 from $3,577 for the same period in 1998, a decrease of $163, or 5%. The decrease was primarily due to second quarter 1999 reduction of $475 in personnel and other costs from 1998 levels, offsetting an increase in first quarter 1999 general and administrative expense over the first quarter of 1998 of $312. The first quarter 1999 increase in general and administrative expense resulted primarily from operations in Brazil, allowance for certain doubtful accounts, professional fees, financing-related costs, insurance and facilities costs, as well as costs associated with a planned acquisition of a generator rental company in Australia, which the Company elected not to consummate.

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

         INCOME (LOSS) FROM OPERATIONS. As a result of the above factors, the loss from operations was $779 for the first six months of 1999, compared to income from operations of $390 for the same period in 1998, a decrease in earnings of $1,169.

         OTHER INCOME AND (EXPENSE), NET. Other income was $60 for the first six months of 1999 compared to other net expense of $248 for the same period in 1998, an increase in other income of $308. The increase in other income was due primarily to the first quarter 1999 gain on sale of property and equipment of $100, as well as from lower interest expense in the first six months of 1999 as compared to the first six months of 1998.

         INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST. As a result of the above factors, the income (loss) before income taxes and minority interest was ($719) for the first six months of 1999 compared to $142 for the same period in 1998, a decrease in earnings of $861.

         INCOME TAX PROVISION (BENEFIT). The income tax benefit was $286 for the first six months of 1999 as compared to an income tax provision of $811 for the same period in 1998, a decrease in income tax expense of $1,097. The decrease is due primarily to the decrease in earnings in the first six months of 1999 and the one-time charge in the second quarter of 1998 of $784 to record the deferred tax liability arising from the Company's conversion to taxable C Corporation status. The income tax provision reflects income tax expense related to foreign subsidiaries and U.S. federal and state income tax expense since the date of the Offering.

         MINORITY INTEREST. Minority interest represents the 10% minority shareholder interest in earnings or loss of the Company's subsidiary, Showpower Brasil, S.A.

         NET INCOME (LOSS). Net loss for the first six months of 1999 was $450, as compared to net loss of $669 for the same period in 1998. Net loss for the first six months of 1999 increased from pro forma net income of $65 for the same period in 1998, a decrease in net pro forma earnings of $515. Pro forma net income reflects provisions for federal and state income taxes as if the Company's U.S. operations had been subject to federal and state income taxation as a C Corporation at an assumed 40% combined federal and state income tax rate during the periods presented.


Liquidity and Capital Resources

         The Company has a $2,000 line of credit facility (the "Facility") from a bank. Interest under the Facility is payable monthly at the lender's prime rate plus .875%, or, at the Company's option, LIBOR plus 3%. The Facility has a term through April 2000. The Facility includes customary negative covenants, such as restrictions on the Company's ability to incur debt, make acquisitions, pay dividends, make investments or sell assets, as well as financial covenants regarding the Company's tangible net worth, ratio of cash and accounts receivable to current liabilities, ratio of liabilities to tangible net worth and cash flow to current portion of long term debt obligations. The Company is also required to maintain a specified level of cash and cash equivalents under the terms of the Facility. At June 30, 1999 there were no borrowings outstanding under the Facility. At June 30, 1999 the Company's U.K. subsidiary, had maximum available borrowings under a separate bank line of credit in the amount $231, bearing interest based on the bank's reference rate plus 2.5%, with a term through December 20, 1999.

         The Company has a financing commitment for asset-based borrowing totaling $1,359 for certain 1999 capital expenditure commitments. The borrowings will bear a rate of interest to be determined by the lender at the funding date, with monthly principal and interest payments over a four-year term, and 20% of the principal amount due at the end of the term. Borrowings will be secured by equipment and a bank standby letter of credit equal to 50% of the borrowed amount. The standby letter of credit balance will be reduced as certain levels revenue, net income and other conditions are met for the years ended December 31, 1999 and 2000. At June 30, 1999, no borrowings were outstanding under the commitment, which expires October 31, 1999.

         Capital expenditures (including assets acquired through exchange, capital leases and long-term debt) were $2,842 and $3,704 for the six months ended June 30, 1999 and 1998, respectively, consisting primarily of power generation, distribution and temperature control equipment. The Company has commitments to acquire property and equipment of approximately $989 throughout the remainder of 1999. In March 1999 the Company sold property and equipment with a net book value of $1,974 for cash of $797 and property and equipment with a value of $1,328. The Company recognized a gain of $100 on the sale and deferred $51, which will be recognized as income through December 31, 1999, the period the Company agreed to lease back certain of the equipment.

         Cash provided by operating activities for the first six months of 1999 and 1998 totaled $649 and $679, respectively. Cash used in operations for the first six months of 1998 reflected the use of Offering proceeds to improve the Company's working capital position and to prepay certain costs in order to obtain pricing advantage. The absence of similar cash requirements in 1999 resulted in approximately the same cash used in operations for the first six months of 1999 and 1998, despite lower earnings for the first six months of 1999.

         Cash used in investing activities for the first six months of 1999 and 1998 totaled $465 and $1,032, respectively. The decrease of $567 resulted primarily from cash collected on the equipment sale receivable of $797, partially offset by an increase of $310 in 1999 capital expenditures acquired for cash as compared to 1998. The Company reduced capital expenditures financed through capital leases and long-term debt in the first six months of 1999 as compared to the same period in 1998.

         Cash (used in) provided by financing activities for the first six months of 1999 and 1998 totaled ($389) and $7,600, respectively. Cash provided by financing activities in the first six months of 1998 included proceeds from the Offering and the use of proceeds to repay debt. Cash used in financing activities for the first six months of 1999 consists primarily of repayment of long term debt and capital lease obligations.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 27, 1999, the Annual Meeting of Stockholders was held in Rancho Dominguez, California. The stockholders were asked to elect three directors to serve until 2002. The vote was as follows:

                                                             Against or          Abstentions
                                       For                    Withheld        or broker non-votes
                                   -------------           -------------      -------------------


David C. Bernstein                  2,198,255                 130,141                 --
Robert E. Masterson                 2,198,255                  26,130               104,011
Jeffrey B. Stone                    2,198,255                 130,141                 --


         The terms of office of Vincent A. Carrino, Eric C. Jackson, Joseph A. Ades and John J. Campion continued after the meeting.

         The stockholders were also asked to approve a proposed amendment to the Company's 1998 Stock Option and Incentive Plan. The vote was as follows:


                                                             Against or          Abstentions
                                       For                    Withheld        or broker non-votes
                                   -------------           -------------      -------------------


                                    1,121,286                 210,228                 6,650



Item 5.           OTHER INFORMATION

         Not applicable.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:
                            10.1  First Amendment to Showpower, Inc. 1998 Stock
                                  Option and Incentive Plan, incorporated
                                  herein by reference to exhibit 4.3(b) to the
                                  registration statement on form S-8 filed June
                                  3, 1999 (file no. 333-79889)
                            11    Statement re: Computation of Per Share
                                  Earnings
                            27    Financial Data Schedule


                  (b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 SHOWPOWER, INC.

                                                 /s/ JOHN J. CAMPION
Dated: August 13, 1999                  _______________________________________
                                        John J. Campion, Chief Executive Officer

                                                 /s/ MICHAEL W. CRABBE
Dated: August 13, 1999                  _______________________________________
                                        Michael W. Crabbe, Vice President -
                                        Chief Financial Officer