Form 10QSB
period 1999-09-30
SHOWPOWER INC
filed 1999-11-15
CIK 828360

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________
                        Commission file number 001-14215


                                 SHOWPOWER, INC.
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                            95-4678707
--------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

          18420 S. Santa Fe Avenue, Rancho Dominguez, California 90221
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 604-9676
                                ----------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]
No []


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,421,842 shares of common stock as of October 31, 1999


          Transitional Small Business Disclosure Format Yes [ ] No [x]

================================================================================

                          Part I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                        SHOWPOWER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                              Three Months                       Nine Months
                                                          Ended September 30,                Ended September 30,
                                                      --------------------------         --------------------------
                                                         1999             1998             1999              1998
                                                      --------          --------         --------          --------

REVENUES                                            $    6,613        $    6,724       $   15,055        $   16,580
COST OF SALES                                            4,366             3,966            9,943             9,663
                                                    ----------        ----------       ----------        ----------
GROSS PROFIT                                             2,247             2,758            5,112             6,917
                                                    ----------        ----------       ----------        ----------

OPERATING EXPENSES:
    General and administrative                           1,314             1,750            4,728             5,327
    Depreciation and amortization                           96                55              255               176
    Stock compensation expense                              73                36              144               107
                                                    ----------        ----------       ----------        ----------
        Total operating expenses                         1,483             1,841            5,127             5,610
                                                    ----------        ----------       ----------        ----------

INCOME (LOSS) FROM OPERATIONS                              764               917              (15)            1,307
                                                    ----------        ----------       ----------        ----------

OTHER INCOME AND (EXPENSE), NET                             92                37              152              (211)
                                                    ----------        ----------       ----------        ----------

INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                                      856               954              137             1,096

    Income tax provision                                   338               394               52             1,205
    Minority interest                                      (17)               12                -                12
                                                    ----------        ----------       ----------        ----------

NET INCOME (LOSS)                                          535               548               85              (121)

OTHER COMPREHENSIVE INCOME (LOSS) -
    Foreign currency translation adjustment                  1               (18)            (192)              (23)
                                                    ----------        ----------       ----------        ----------
COMPREHENSIVE INCOME (LOSS)                         $      536        $      530       $     (107)       $     (144)
                                                    ==========        ==========       ==========        ==========

NET INCOME (LOSS) PER SHARE:
    Basic                                             $   0.16          $   0.17         $   0.03        $    (0.05)
    Diluted                                           $   0.15          $   0.16         $   0.02        $    (0.05)

PRO FORMA AMOUNTS:
    Income before income taxes, as reported                                                              $    1,096
    Pro forma income tax provision                                                                              472
    Minority interest                                                                                            12
                                                                                                         ----------
    Pro forma net income                                                                                 $      612
                                                                                                         ==========

PRO FORMA NET INCOME PER SHARE:
    Basic                                                                                                $     0.25
    Diluted                                                                                              $     0.24

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                            3,293,075         3,293,075        3,293,075         2,439,075
    Diluted                                          3,459,422         3,443,247        3,426,247         2,561,733


          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                                                           September 30,          December 31,
                                                                                               1999                   1998
                                                                                           -------------          ------------
                                                                                            (Unaudited)
                           ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                               $  3,272              $  2,937
     Accounts receivable, net                                                                   2,645                 1,387
     Other receivables                                                                            225                   134
     Deferred income taxes                                                                        224                   225
     Prepaid expenses and other current assets                                                  1,269                   341
                                                                                             --------              --------
                                                                                                7,635                 5,024
                                                                                             --------              --------

PROPERTY AND EQUIPMENT                                                                         22,000                21,526
     less: accumulated depreciation and amortization                                           (6,720)               (5,524)
                                                                                             --------              --------
                                                                                               15,280                16,002
                                                                                             --------              --------

OTHER ASSETS, NET                                                                               1,508                 1,514
                                                                                             --------              --------
                                                                                             $ 24,423              $ 22,540
                                                                                             ========              ========



              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank line of credit                                                                     $   --                $    176
     Current portion of long-term debt and capital lease obligations                              969                   718
     Accounts payable and accrued expenses                                                      3,736                 2,637
                                                                                             --------              --------
                                                                                                4,705                 3,531
                                                                                             --------              --------
LONG TERM LIABILITIES:
     Long-term debt and capital lease obligations, net of current portion                       2,294                 1,616
     Deferred income taxes                                                                      1,037                   987
     Other long-term liabilities                                                                   55                    70
                                                                                             --------              --------
                                                                                                3,386                 2,673
                                                                                             --------              --------

MINORITY INTEREST                                                                                  28                    46
                                                                                             --------              --------

STOCKHOLDERS' EQUITY:
     Preferred stock; $0.01 par value; authorized, 1,000,000 shares; none issued or outstanding Common stock; $0.01 par value; authorized, 6,500,000 shares;
     issued and outstanding,
         3,421,842 shares                                                                          34                    34
     Additional paid-in capital                                                                19,789                19,645
     Notes receivable from stockholders                                                          (536)                 (513)
     Cumulative foreign currency translation adjustment                                          (183)                    9
     Accumulated deficit                                                                       (2,800)               (2,885)
                                                                                             --------              --------
                                                                                               16,304                16,290
                                                                                             --------              --------
                                                                                             $ 24,423              $ 22,540
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

                        SHOWPOWER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                                        Nine Months
                                                                                                    Ended September 30,
                                                                                                  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             1999              1998
                                                                                                  ----              ----

     Net income (loss)                                                                         $     85           $   (121)

     Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation and amortization                                                            1,820              1,247
         Stock compensation expense                                                                 144                107
         (Gain) loss on disposal of property and equipment                                         (197)                24
         Deferred income taxes                                                                       41                809
         Minority interest                                                                          (17)              --
         Changes in operating assets and liabilities:
             Accounts receivable                                                                 (1,291)            (1,195)
             Prepaid expenses and other current assets                                             (928)               119
             Other assets                                                                            62               (233)
             Accounts payable and accrued expenses                                                1,834               (404)
                                                                                               --------           --------
                  Net cash provided by operating activities                                       1,553                353
                                                                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of business                                                                       --                 (100)
     Purchases of property and equipment                                                         (1,877)            (3,852)
     Proceeds from collection of other receivables and other                                        797                (18)
     Proceeds from disposition of property and equipment in
         connection with formation of Showpower Las Vegas LLC                                       250               --
                                                                                               --------           --------
                  Net cash used in investing activities                                            (830)            (3,970)
                                                                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net of expenses paid                                  --               12,859
     Proceeds from issuance of long-term obligations                                                576                338
     Repayment of borrowings under bank lines of credit                                            (176)              (119)
     Principal payments on long-term debt and capital leases                                       (657)            (3,995)
     Distributions to stockholders                                                                 --                 (400)
                                                                                               --------           --------
                  Net cash (used in) provided by financing activities                              (257)             8,683
                                                                                               --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            (131)              --
                                                                                               --------           --------

NET INCREASE IN CASH AND EQUIVALENTS                                                                335              5,066
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    2,937                486
                                                                                               --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $  3,272           $  5,552
                                                                                               ========           ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of business through note payable financing                                                            $    141
Purchases of property and equipment through issuance of long-term obligations                  $    252           $  2,914
Issuance of long-term debt to extinguish trade payables                                        $    759
Property and equipment acquired in exchange                                                    $  1,328
Net book value of property and equipment disposed of in exchange                               $  1,974
Sale of property and equipment in exchange for other receivable                                $    797
Net book value of property and equipment contributed to
     Showpower Las Vegas LLC                                                                   $    145



          See accompanying notes to consolidated financial statements.

                        SHOWPOWER, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                        (In Thousands, Except Share Data)
                               September 30, 1999


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

         The results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

S Corporation Conversion

         The Offering resulted in termination of the Company's S Corporation status. As a result, after June 16, 1998, the Company became subject to U.S. state and federal income taxes at the corporate level. The pro forma income tax provision in the consolidated statement of operations for the nine month period ended September 30, 1998 is based upon an assumed 40% federal and state income tax rate for the Company's U.S. operations.

New Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and has also issued SFAS No. 137, "Accounting for Derivatives and Hedging Instrument Activities Deferral of the Effective Date of FASB 133 and Amendment of FASB 133." These statements are effective for the Company's fiscal year ending December 31, 2001. SFAS Nos. 133 and 137 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under the provisions of SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any, SFAS Nos. 133 and 137 will have on its financial statements.

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

Sydney 2000 Olympic Games

         The Company has entered into agreements with the Sydney Organising Committee for the Olympic Games and the Olympic Coordination Authority for the provision of temporary power, heating, ventilation and air conditioning equipment and support services during the Olympic Summer Games in Sydney, Australia next year. As part of the agreements, Showpower has been designated as the "Official Supplier of Temporary Power and Temporary HVAC to the Sydney 2000 Olympic Games." Revenues are recognized using the percentage-of-completion method of accounting in connection with those contracts.

Showpower Las Vegas

         In August 1999, the Company formed a joint venture, Showpower Las Vegas, LLC ("SPLV"), with Production Resource Group L.L.C. ("PRG"), an international supplier of entertainment technology. SPLV provides temporary power, electrical distribution, HVAC equipment and related services within the state of Nevada. In connection with its formation, the Company contributed property and equipment with a net book value of $289 to SPLV, in exchange for a 50% interest in SPLV and $250 in cash from PRG. The Company also contributed cash of $50 to SPLV in October, 1999. The Company accounts for its investment in SPLV using the equity method of accounting and recorded its initial investment in SPLV in the amount of cash and 50% of the net book value of property and equipment contributed. The Company recorded a gain of $105 as a result of the 50% interest in property and equipment relinquished in connection with this transaction.

Stock Options

         Effective July 1, 1999, the Company granted non-qualified stock options to employees and directors under the 1998 Stock Option Plan for an aggregate of 490,000 shares of common stock. Each option has an exercise price of $4.00 per share and has a term of 10 years. The options vest upon reaching certain performance goals, primarily related to net income levels. Compensation expense is recognized beginning in the period which the Company first assesses it is probable that performance goals will be met and continuing through the period the Company assesses the goals are most likely to be met. None of the options granted in 1999 were vested at September 30, 1999, however, compensation expense of $37 has been recognized for the three months ended September 30, 1999 based on the Company's assessment of future vesting.

Segment Information

         The Company's operations are organized around geographic areas. All of the Company's segments provide similar temporary power generation and temperature control rental equipment and support services. Information about the Company's business segments is as follows:



                                                                                                  Adjustments
                                           United States         United                               and
                                             and Other          Kingdom            Brazil        Eliminations      Consolidated
                                          ----------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30
1999
Revenues                                     $  5,053          $  1,644          $    129         $   (213)        $  6,613
Operating income (loss)                      $    736          $    204          $   (230)        $     54         $    764
Other income and (expense), net                                                                                          92
                                                                                                                   --------
Income before income taxes and minority
interest                                                                                                           $    856
                                                                                                                   ========

Intersegment revenues                        $    156          $     57          $    -           $   (213)        $    -
Total assets                                 $ 19,320          $  4,641          $  1,087         $   (625)        $ 24,423


1998
Revenues                                     $  4,565          $  1,749          $    550         $   (140)        $  6,724
Operating income (loss)                      $    879          $    245          $   (248)        $     41         $    917
Other income and (expense), net                                                                                          37
                                                                                                                   --------
Income before income taxes                                                                                         $    954
                                                                                                                   ========

Intersegment revenues                        $    -            $    140          $    -           $   (140)        $    -
Total assets                                 $ 19,762          $  3,645          $    589         $   (143)        $ 23,853

FOR THE NINE MONTHS ENDED SEPTEMBER 30
1999

Revenues                                     $ 10,843          $  3,425          $  1,430         $   (643)        $ 15,055
Operating income (loss)                      $    115          $   (120)         $    (22)        $     12         $    (15)
Other income and (expense), net                                                                                         152
                                                                                                                   --------
Income before income taxes and minority
interest                                                                                                           $    137
                                                                                                                   ========

Intersegment revenues                        $    523          $    120          $    -           $   (643)        $    -



1998
Revenues                                     $ 13,051          $  3,186          $    550         $   (207)        $ 16,580
Operating income (loss)                      $  1,620          $    149          $   (462)        $    -           $  1,307
Other income and (expense), net                                                                                        (211)
                                                                                                                   --------
Income before income taxes                                                                                        $  1,096
                                                                                                                   ========

Intersegment revenues                        $    -            $    207          $    -           $   (207)        $    -


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

         Approximately 77% of Showpower's revenues for 1998 was denominated in U.S. dollars, 19%, was denominated in British pounds sterling and four percent was denominated in the Brazilian real (the "real"). Fluctuations in currency exchange rates result in fluctuations in reported results of operations and financial position of the Company for business conducted in currencies other than the U.S. dollar. For transactions denominated in currencies other than the U.S. dollar, the Company's results of operations are converted at average rates of exchange during the reporting period and balance sheet amounts are translated at exchange rates at the balance sheet date. The results from such conversion and changing exchange rates are recorded as a separate component of stockholders' equity, which increased stockholders' equity by $9 at December 31, 1998, and decreased stockholders' equity by $183 at September 30, 1999. The Company anticipates that foreign currency denominated revenues will become a more significant part of the Company's total revenues as it expands operations outside of the United States.

         In January 1999, the Central Bank of Brazil altered its foreign exchange policy, resulting in a devaluation of the real. The value of the real was 1.92 reals to the U.S. dollar at September 30, 1999 and 1.21 reals to the U.S. dollar at December 31, 1998. The effects of the devaluation and related changes in economic conditions on the Brazilian operations cannot be predicted with any certainty and may have a material adverse effect on the Company's future operating results.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         REVENUES. Revenues for the third quarter of 1999 were $6,613 as compared to $6,724 for the same period in 1998, a decrease of $111, or 2%. Revenues from operations in Brazil decreased $421 during the third quarter of 1999 as compared to the same period in 1998, offset by increased revenues of $310 in the third quarter of 1999, primarily in connection with the Sydney 2000 Olympic Games. Third quarter 1999 revenues increased $1,076, or 19%, from second quarter 1999 revenues of $5,537.

         COST OF SALES. Cost of sales increased to $4,366 for the third quarter of 1999 from $3,966 for the same period in 1998, an increase of $400, or 10%. The increase was primarily the result of increased personnel costs related to the Sydney 2000 Olympic games, increased equipment rental expense required to service a significant project in July and increased depreciation expense related to power generation and temperature control equipment acquired since June 1998. These increases were partially offset by a decrease in third quarter 1999 shipping costs as compared to the same period in 1998, due in part to more favorable project locations in 1999. Cost of sales as a percentage of revenues increased to 66% for the third quarter of 1999 from 59% for the same period in 1998, due primarily to the increases described above.

         GROSS PROFIT. Gross profit decreased to $2,247 for the third quarter of 1999 from $2,758 for the same period in 1998, a decrease of $511, or 19%. Gross profit as a percentage of revenue was 34% of revenue in the third quarter of 1999 and 41% of revenue in the third quarter of 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense decreased to $1,314 for the third quarter of 1999 from $1,750 for the same period in 1998, a decrease of $436, or 25%. The decrease is due primarily to reduction of personnel and other costs from 1998 levels.

         STOCK COMPENSATION EXPENSE. In March 1997, the Company made restricted stock awards of an aggregate of 128,767 shares of common stock to certain executive officers of the Company. The shares of common stock are restricted and subject to forfeiture upon termination of employment. Stock compensation expense is being recognized over the three-year vesting period based on the value of the shares at the date of grant. Effective July 1, 1999, the Company granted non-qualified stock options to employees and directors under the 1998 Stock Option Plan for an aggregate of 490,000 shares of common stock. The options vest upon reaching certain performance goals, primarily related to net income levels. Compensation expense is recognized beginning in the period which the Company first assesses it is probable that performance goals will be met and continuing through the period the Company assesses the goals are most likely to be met. Compensation expense of $37 has been recognized for the three months ended September 30, 1999 based on the Company's assessment of future vesting.

         INCOME FROM OPERATIONS. As a result of the above factors, income from operations was $764 for the third quarter of 1999, compared to $917 for the same period in 1998, a decrease of $153, or 17%.

         OTHER INCOME AND (EXPENSE), NET. Other income was $92 for the third quarter of 1999 compared to $37 for the same period in 1998, an increase of $55. The increase was due primarily to the $105 gain recognized in connection with the formation of SPLV in the third quarter of 1999.

         INCOME BEFORE INCOME TAXES AND MINORITY INTEREST. As a result of the above factors, income before income taxes and minority interest was $856 for the third quarter of 1999 compared to $954 for the same period in 1998, a decrease of $98, or 10%.

         INCOME TAX PROVISION. The income tax provision decreased to $338 for the third quarter of 1999 from $394 for the same period in 1998, a decrease of $56, due primarily to the decrease in earnings.

         MINORITY INTEREST. Minority interest represents the 10% minority shareholder interest in earnings or loss of the Company's subsidiary, Showpower Brasil, S.A.

         NET INCOME. Net income for the third quarter of 1999 was $535, as compared to $548 for the same period in 1998, a decrease in net income of $13.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         REVENUES. Revenues for the first nine months of 1999 decreased to $15,055 from $16,580 for the same period in 1998, a decrease of $1,525 or 9%, Of the $1,525 decrease, $1,368, or 90% was due primarily to a decrease in special events and concert touring in the first quarter of 1999. The first quarter of 1998 included concert tours with the Rolling Stones and U2, the Winter Olympics in Nagano, Japan and a special touring event in Asia. No comparable events were serviced by the Company in the first quarter of 1999, resulting in a decrease in first quarter 1999 revenue as compared to the first quarter of 1998.

         COST OF SALES. Cost of sales increased to $9,943 for the first nine months of 1999 from $9,663 for the same period in 1998, an increase of $280, or 3%. The increase was primarily the result of increased depreciation, personnel and certain other costs, partially offset by a decrease in equipment rental and shipping costs. The decrease in equipment rental and shipping resulted from lower revenues as well as more favorable project locations in 1999.

         Depreciation expense increased to $1,565 for the first nine months of 1999 as compared to $1,071 for the same period in 1998, an increase of $494, which was partially offset by reduction in equipment rental expense in the first quarter of 1999, but not in the second and third quarters of 1999, as compared to the same periods of 1998. The Company maintained personnel and certain other expenses at levels in excess of those required by business conditions in the first quarter to ensure the availability of resources necessary for the traditional summer peak season and other anticipated projects. Personnel and certain other costs also increased in the third quarter of 1999 related to the Sydney 2000 Olympic games. Cost of sales as a percentage of revenues increased to 66% for the first nine months of 1999 from 58% for the same period in 1998, due principally to the factors described above.

         GROSS PROFIT. Gross profit decreased to $5,112 for the first nine months of 1999 from $6,917 for the same period in 1998, a decrease of $1,805, or 26%. Gross profit as a percentage of revenue was 34% of revenue in the first nine months of 1999 and 42% of revenue in the first nine months of 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense decreased to $4,728 for the first nine months of 1999 from $5,327 for the same period in 1998, a decrease of $599, or 11%. The decrease was primarily due to second and third quarter 1999 reduction of $911 in personnel and other costs from 1998 levels, offsetting an increase in first quarter 1999 general and administrative expense over the first quarter of 1998 of $312. The first quarter 1999 increase in general and administrative expense resulted primarily from operations in Brazil, allowance for certain doubtful accounts, professional fees, financing-related costs, insurance and facilities costs, as well as costs associated with a planned acquisition of a generator rental company in Australia, which the Company elected not to consummate.

         STOCK COMPENSATION EXPENSE. In March 1997, the Company made restricted stock awards of an aggregate of 128,767 shares of common stock to certain executive officers of the Company. The shares of common stock are restricted and subject to forfeiture upon termination of employment. Stock compensation expense is being recognized over the three-year vesting period based on the value of the shares at the date of grant. Effective July 1, 1999, the Company granted non-qualified stock options to employees and directors under the 1998 Stock Option Plan for an aggregate of 490,000 shares of common stock. The options vest upon reaching certain performance goals, primarily related to net income levels. Compensation expense is recognized beginning in the period which the Company first assesses it is probable that performance goals will be met and continuing through the period the Company assesses the goals are most likely to be met. Compensation expense of $37 has been recognized for the nine months ended September 30, 1999 based on the Company's assessment of future vesting.


         INCOME (LOSS) FROM OPERATIONS. As a result of the above factors, the loss from operations was $15 for the first nine months of 1999, compared to income from operations of $1,307 for the same period in 1998, a decrease in earnings of $1,322.

         OTHER INCOME AND (EXPENSE), NET. Other income was $152 for the first nine months of 1999 compared to other net expense of $211 for the same period in 1998, an increase in other income of $363. The increase in other income was due primarily to the first quarter 1999 gain on sale of property and equipment of $100 and the $105 gain recognized in connection with the formation of SPLV in the third quarter of 1999.

         INCOME BEFORE INCOME TAXES AND MINORITY INTEREST. As a result of the above factors, income before income taxes and minority interest was $137 for the first nine months of 1999 compared to $1,096 for the same period in 1998, a decrease in earnings of $959.

         INCOME TAX PROVISION. The income tax provision was $52 for the first nine months of 1999 as compared to $1,205 for the same period in 1998, a decrease in income tax expense of $1,153. The decrease is due primarily to the one-time charge in the second quarter of 1998 of $784 to record the deferred tax liability arising from the Company's conversion to taxable C Corporation status, as well as the decrease in earnings in the first nine months of 1999. The income tax provision reflects income tax expense related to foreign subsidiaries and U.S. federal and state income tax expense since the date of the Offering.

         MINORITY INTEREST. Minority interest represents the 10% minority shareholder interest in earnings or loss of the Company's subsidiary, Showpower Brasil, S.A.

         NET INCOME (LOSS). Net income for the first nine months of 1999 was $85, as compared to net loss of $121 for the same period in 1998. Net income for the first nine months of 1999 decreased from pro forma net income of $612 for the same period in 1998, a decrease in net pro forma earnings of $527. Pro forma net income reflects provisions for federal and state income taxes as if the Company's U.S. operations had been subject to federal and state income taxation as a C Corporation at an assumed 40% combined federal and state income tax rate during the periods presented.


Liquidity and Capital Resources

         The Company has a $2,000 line of credit facility (the "Facility") from a bank. Interest under the Facility is payable monthly at the lender's prime rate plus .875%, or, at the Company's option, LIBOR plus 3%. The Facility has a term through April 2000. The Facility includes customary negative covenants, such as restrictions on the Company's ability to incur debt, make acquisitions, pay dividends, make investments or sell assets, as well as financial covenants regarding the Company's tangible net worth, ratio of cash and accounts receivable to current liabilities, ratio of liabilities to tangible net worth and cash flow to current portion of long term debt obligations. The Company is also required to maintain a specified level of cash and cash equivalents under the terms of the Facility. At September 30, 1999 the Company's U.K. subsidiary, had a separate bank line of credit in the amount of $207, bearing interest based on the bank's reference rate plus 3%, with a term through February 28, 2000. At September 30, 1999 there were no bank borrowings outstanding.

         The Company has a financing commitment for asset-based borrowing totaling $1,359 for certain 1999 capital expenditure commitments. The borrowings bear a rate of interest to be determined by the lender at the funding date, with monthly principal and interest payments over a four-year term, and 20% of the principal amount due at the end of the term. Borrowings are secured by equipment and a bank standby letter of credit equal to 50% of the borrowed amount. The standby letter of credit balance will be reduced as certain levels revenue, net income and other conditions are met for the years ended December 31, 1999 and 2000. At September 30, 1999, borrowing of $485 was outstanding under the commitment. The Company expects to borrow the remaining amount available under the commitment in the fourth quarter of 1999. The Company has another financing commitment for certain asset-based borrowing totaling $3,500. Borrowings under the second commitment will bear a rate of interest to be determined by the lender at the funding date, with monthly principal and interest payments over of up to a six-year term. At September 30, 1999 no borrowings were outstanding under the $3,500 commitment, which expires April 30, 2000.

         The Company has entered into agreements with the Sydney Organising Committee for the Olympic Games (SOCOG) and the Olympic Coordination Authority
(OCA) for the provision of temporary
power, heating, ventilation and air conditioning equipment and support services during the Olympic Summer Games in Sydney, Australia next year. As part of the agreements, Showpower has been designated as the "Official Supplier of Temporary Power and Temporary HVAC to the Sydney 2000 Olympic Games." Revenues from the contracts commenced in the third quarter of 1999, will become increasingly significant to the Company in future periods, and will continue through the fourth quarter of 2000.

         As of September 30, 1999, the Company had outstanding standby letters of credit and surety bonds in the amount of $1,489 in favor of SOCOG, OCA or financial institutions to guarantee performance on service and equipment rental contracts or financial obligations.

         In August 1999, the Company formed a joint venture, Showpower Las Vegas, LLC ("SPLV"), with Production Resource Group L.L.C. ("PRG"), an international supplier of entertainment technology. SPLV provides temporary power, electrical distribution, HVAC equipment and related services within the state of Nevada. In connection with its formation, the Company contributed property and equipment with a net book value of $289 to SPLV, in exchange for a 50% interest in SPLV and $250 in cash from PRG. The Company also contributed cash of $50 to SPLV in October, 1999. The Company accounts for its investment in SPLV using the equity method of accounting and recorded its initial investment in SPLV in the amount of cash and 50% of the net book value of property and equipment contributed. The Company recorded a gain of $105 as a result of the 50% interest in property and equipment relinquished in connection with this transaction.

         Capital expenditures (including assets acquired through exchange, capital leases and long-term debt) were $3,457 and $6,766 for the nine months ended September 30, 1999 and 1998, respectively, consisting primarily of power generation, distribution and temperature control equipment. The Company has commitments to acquire property and equipment of approximately $989 throughout the remainder of 1999. In March 1999 the Company sold property and equipment with a net book value of $1,974 for cash of $797 and property and equipment with a value of $1,328. The Company recognized a gain of $100 on the sale and deferred $51, which will be recognized as income through December 31, 1999, the period the Company agreed to lease back certain of the equipment.

         Cash provided by operating activities increased to $1,553 for the first nine months of 1999 from $353 for the comparable period in 1998, an increase of $1,200, due primarily to an increase in cash from customer deposits. Cash from customer deposits increased $549 for the first nine months of 1999. For the first nine months of 1998, customer deposits decreased $532 as a result of deposits received in 1997 for projects completed during the first nine months of 1998. As a result of the increase in customer deposits for the first nine months of 1999 and the decrease in customer deposits for the same period in 1998, cash flows from operations increased $1,081 for the first nine months of 1999 as compared to the same period in 1998. This increase accounted for 90% of the increase in cash provided by operating activities.

         Cash used in investing activities for the first nine months of 1999 and 1998 totaled $830 and $3,970, respectively. The decrease of $3,140 resulted primarily from a decrease in 1999 capital from the 1998 use of Offering proceeds to acquire equipment, offset by 1999 cash proceeds from sale of equipment and transfer of assets to SPLV.

         Cash (used in) provided by financing activities for the first nine months of 1999 and 1998 totaled ($257) and $8,683, respectively. Cash provided by financing activities in the first nine months of 1998 included proceeds from the Offering and the use of proceeds to repay debt. Cash used in financing activities for the first nine months of 1999 consists primarily of long term debt and capital lease obligation repayments, offset by proceeds from asset-based financing.

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

         The Company has substantially completed its Year 2000 assessment as it relates to Non-IT Systems and third parties with whom it has a material relationship. The Company has received communications from its significant third party vendors and service providers stating they are generally on target to become Year 2000 compliant in 1999, if they have not already done so. There can be no assurance that these third party vendors and service providers will complete their own Year 2000 compliance projects in a timely manner and that failure to do so would not have an adverse impact on the Company's business. Third parties with whom the Company has a material relationship consist of accounting and office software vendors, banks, a transfer agent, and payroll service and telephone systems providers, among others. The Company is not aware of any such third party for which alternate sources of supply are unavailable. The Company plans to replace or upgrade any applications or Non-IT Systems that are not Year 2000 compliant during the fourth quarter of 1999.

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

         On September 14, 1999, the U.S. State Department released certain country-specific Year 2000 information. The State Department Consular release for Brazil contained the following:

                  Brazil is working to minimize the impact of Y2K and is also cooperating with the international community on Y2K issues. Efforts in major public agencies and private firms in Brazil are apparent, especially in the private sector. However, many local governments and small/medium sized businesses are lagging. Brazil appears to be generally prepared to deal with the Y2K problem. Nonetheless, at the present time it appears that there is a risk for potentially moderate but largely isolated disruptions in telecommunications, electricity, the health sector, and possibly financial services.

         The Company is unable to predict the severity or duration of Year 2000-related disruptions generally in the U.S., Brazil or other countries in which the Company conducts business and the extent to which such disruptions might adversely affect the Company.

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


                                               SHOWPOWER, INC.

                                               /s/ JOHN J. CAMPION
Dated: November 15, 1999              ----------------------------------------
                                      John J. Campion, Chief Executive Officer

                                               /s/ MICHAEL W. CRABBE
Dated: November 15, 1999              ----------------------------------------
                                      Michael W. Crabbe, Vice President -
                                      Chief Financial Officer